Form 10-Q
period 2011-06-30
Interactive Intelligence Group, Inc.
filed 2011-08-09
CIK 1517650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File Number: 000-54450

INTERACTIVE INTELLIGENCE GROUP, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	45-1505676 (I.R.S. Employer Identification No.)

7601 Interactive Way Indianapolis, IN 46278 (Address of principal executive offices, including zip code)

(317) 872-3000 (Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

As of July 29, 2011 there were 18,822,660 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
 As of June 30, 2011 and December 31, 2010
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,049	$48,300
Short-term investments	40,668	37,582
Accounts receivable, net of allowance for doubtful accounts of $1,728 at June 30, 2011 and $1,148 at December 31, 2010	44,716	36,130
Deferred tax assets, net	3,770	5,499
Prepaid expenses	9,389	7,456
Other current assets	3,849	4,989
Total current assets	131,441	139,956
Long-term investments	24,677	--
Property and equipment, net	13,314	10,336
Deferred tax assets, net	2,177	2,765
Goodwill	14,514	11,371
Intangible assets, net	13,169	11,001
Other assets, net	936	803
Total assets	$200,228	$176,232

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,557	$16,364
Accrued compensation and related expenses	6,221	6,553
Deferred product revenues	5,446	3,350
Deferred services revenues	46,480	43,281
Total current liabilities	74,704	69,548
Long-term deferred revenues	10,212	7,420
Other long-term liabilities	370	--
Total liabilities	85,286	76,968

Commitments and contingencies	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value; 100,000,000 shares authorized; 18,732,872 issued and outstanding at June 30, 2011, 18,157,789 issued and outstanding at December 31, 2010	187	182
Additional paid-in capital	112,631	103,837
Accumulated other comprehensive loss	(333)	(290)
Retained earnings (accumulated deficit)	2,457	(4,465)
Total shareholders’ equity	114,942	99,264
Total liabilities and shareholders’ equity	$200,228	$176,232

See Accompanying Notes to Condensed Consolidated Financial Statements

 Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three and Six Months Ended June 30, 2011 and 2010
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product	$24,495	$18,315	$45,261	$34,101
Recurring	22,043	16,322	42,789	32,247
Services	5,443	4,174	11,661	7,486
Total revenues	51,981	38,811	99,711	73,834
Cost of revenues:
Product	6,392	5,502	12,588	10,301
Recurring	5,813	4,043	11,095	7,466
Services	3,919	2,144	7,631	4,318
Amortization of intangible assets	35	16	70	32
Total cost of revenues	16,159	11,705	31,384	22,117
Gross profit	35,822	27,106	68,327	51,717
Operating expenses:
Sales and marketing	15,320	11,480	29,477	21,832
Research and development	8,714	6,945	16,861	13,370
General and administrative	6,024	4,013	11,119	7,849
Amortization of intangible assets	274	9	458	18
Total operating expenses	30,332	22,447	57,915	43,069
Operating income	5,490	4,659	10,412	8,648
Other income (expense):
Interest income, net	92	67	135	109
Other income (expense)	256	(590)	90	(1,365)
Total other income (expense)	348	(523)	225	(1,256)
Income before income taxes	5,838	4,136	10,637	7,392
Income tax expense	2,011	1,680	3,715	3,068
Net income	$3,827	$2,456	$6,922	$4,324

Net income per share:
Basic	$0.20	$0.14	$0.37	$0.25
Diluted	0.19	0.13	0.35	0.23

Shares used to compute net income per share:
Basic	18,707	17,445	18,563	17,383
Diluted	19,933	18,772	19,860	18,740

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Six Months Ended June 30, 2011
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balances, December 31, 2010	18,158	$182	$103,837	$(290)	$(4,465)	$99,264

Stock-based compensation	--	--	2,593	--	--	2,593
Exercise of stock options	567	5	4,703	--	--	4,708
Issuances of common stock	8	--	258	--	--	258
Tax benefits from stock-based payment arrangements	--	--	1,240	--	--	1,240
Comprehensive income:
Net income	--	--	--	--	6,922	6,922
Net unrealized investment loss	--	--	--	(43)	--	(43)
Total comprehensive income	--	--	--	(43)	6,922	6,879
Balances, June 30, 2011	18,733	$187	$112,631	$(333)	$2,457	$114,942

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30, 2011 and 2010
(In thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$6,922	$4,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,080	2,133
Stock-based compensation expense	2,593	1,976
Tax benefits from stock-based payment arrangements	(1,240)	(2,789)
Deferred income tax	1,517	(282)
Accretion of investment income	(1,660)	(444)
Changes in operating assets and liabilities:
Accounts receivable	(7,470)	3,699
Prepaid expenses	(1,646)	(558)
Other current assets	1,296	(551)
Other assets	(133)	(8)
Accounts payable and accrued liabilities	46	2,554
Accrued compensation and related expenses	(667)	57
Deferred product revenues	2,128	(32)
Deferred services revenues	5,659	(2,128)
Net cash provided by operating activities	10,425	7,951

Investing activities:
Sales of available-for-sale investments	40,279	7,300
Purchases of available-for-sale investments	(66,465)	(27,078)
Purchases of property and equipment	(5,625)	(2,042)
Acquisition, net of cash	(4,111)	--
Unrealized gain on investment	40	--
Net cash used in investing activities	(35,882)	(21,820)

Financing activities:
Proceeds from stock options exercised	4,708	1,343
Proceeds from issuance of common stock	258	164
Tax benefits from stock-based payment arrangements	1,240	2,789
Net cash provided by financing activities	6,206	4,296

Net decrease in cash and cash equivalents	(19,251)	(9,573)
Cash and cash equivalents, beginning of period	48,300	48,497
Cash and cash equivalents, end of period	$29,049	$38,924

Cash paid during the year for:
Interest	$2	$1
Income taxes	1,106	520

Other non-cash item:
Purchase of property and equipment payable at end of period	$7	$247

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (unaudited)

1.	FINANCIAL STATEMENT PRESENTATION

The shareholders of Interactive Intelligence, Inc. (the “Company” or “Interactive Intelligence”) at its 2011 Annual Meeting of Shareholders approved a proposal to reorganize the Company as a holding company incorporated in Indiana. Effective July 1, 2011, Interactive Intelligence Group, Inc. (“ININ Group”) will replace Interactive Intelligence as the publicly-held corporation. The reorganization is more fully described in the proxy statement/prospectus relating to the annual meeting of shareholders filed with the United States Securities and Exchange Commission (the “SEC”) on April 29, 2011. ININ Group will continue to conduct the business previously conducted by the Company in substantially the same manner. As this periodic report pertains to the period ending June 30, 2011, and the reorganization is effective July 1, 2011, the term the “Company” means Interactive Intelligence for the periods through and including June 30, 2011, and ININ Group for the periods after June 30, 2011. For further information, see Note 10 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, certain information and note disclosures normally included in the Company’s financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC.

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, at the respective balance sheet dates, and the reported amounts of revenues and expenses during the respective reporting periods. Despite management’s best effort to establish good faith estimates and assumptions, actual results could differ from these estimates. In management’s opinion, the Company’s accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature, except as otherwise noted) for the fair presentation of the results of the interim periods presented.

The Company’s accompanying condensed consolidated financial statements as of December 31, 2010 have been derived from the Company’s audited consolidated financial statements at that date but do not include all of the information and notes required by GAAP for complete financial statements. These accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 16, 2011. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

2.	SUMMARY OF CERTAIN ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s interim critical accounting policies and estimates include the recognition of income taxes using an estimated annual effective tax rate.  For a complete summary of the Company’s other significant accounting policies and other critical accounting estimates, refer to Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

During the six months ended June 30, 2011, there were no material changes to the Company’s significant accounting policies or critical accounting estimates.

In September 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which addresses criteria for separating consideration in multiple-element arrangements. The guidance requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price for the deliverables. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption was permitted. The Company adopted this guidance on January 1, 2011 and there was no material impact on its consolidated financial statements.

In September 2009, the FASB issued FASB ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which excludes from the scope of the FASB’s software revenue guidance tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company adopted this guidance on January 1, 2011 and there was no material impact on its consolidated financial statements.

In December 2010, the FASB issued FASB ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which amends FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“FASB ASC 805”). The updated guidance requires that if a public entity presents comparative financial statements, the acquirer should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This updated guidance also expands the supplemental pro forma disclosures to require a company to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption was permitted. The Company adopted this guidance on January 1, 2011 and there was no material impact on its consolidated financial statements.

In May 2011, the FASB issued FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), which amends FASB ASC Topic 820, Fair Value Measurement (“FASB ASC 820”). This updated guidance clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements. In order to develop common requirements in accordance with GAAP and IFRS, this update also provides changes to particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect a material impact on its condensed consolidated financial statements upon adoption.

In June 2011, the FASB issued FASB ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC Topic 220, Comprehensive Income. This update requires companies to report comprehensive income in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The update does not change what items are reported in other comprehensive income or the GAAP requirement to report reclassification of items from other comprehensive income to net income. The guidance is effective for public entities with fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. The Company does not plan to early adopt this guidance and does not expect a material impact on its condensed consolidated financial statements upon adoption.

3.	FAIR VALUE MEASUREMENTS

FASB ASC 820, as amended, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s short-term investments all mature in less than one year and its long-term investments all mature within three years. Both short-term and long-term investments are considered available for sale. The Company’s assets that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include money market securities. Such instruments are classified within Level 1 of the fair value hierarchy. The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include corporate notes, agency bonds, T-bills and  commercial paper. Such instruments are classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheet, measured at fair value as of June 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money market funds	$1,364	$1,364	$--	$--
Cash	204	204
Total	$1,568	$1,568	$--	$--

Short-term investments:
Corporate notes	$29,520	$--	$29,520	$--
Agency bonds	3,103	--	3,103	--
Commercial paper	8,045	--	8,045	--
Total	$40,668	$--	$40,668	$--

Long-term investments:
Corporate notes	$23,077	$--	$23,077	$--
Agency bonds	1,600	--	1,600	--
Total	$24,677	$--	$24,677	$--

4.	NET INCOME PER SHARE

Basic net income per share is calculated based on the weighted-average number of common shares outstanding in accordance with FASB ASC Topic 260, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying stock options outstanding that would be anti-dilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income, as reported (A)	$3,827	$2,456	$6,922	$4,324

Weighted average shares of common stock outstanding (B)	18,707	17,445	18,563	17,383
Dilutive effect of employee stock options	1,226	1,327	1,297	1,357
Common stock and common stock equivalents (C)	19,933	18,772	19,860	18,740

Net income per share:
Basic (A/B)	$0.20	$0.14	$0.37	$0.25
Diluted (A/C)	0.19	0.13	0.35	0.23

The Company’s calculation of diluted net income per share for the three and six months ended June 30, 2011 and the same periods in 2010 excludes stock options to purchase approximately 320,000 and 279,000 shares and 915,000 and 844,000 shares of the Company’s common stock, respectively, as the effect would be anti-dilutive.

5.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s stock option plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. A maximum of 7,050,933 shares are available for delivery under the 2006 Plan, which consists of (i) 3,350,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant.

The Company grants four types of equity compensation awards, including three types of stock options and RSUs. The first type of stock option granted by the Company to new employees and newly-elected non-employee directors is non-performance-based subject only to time-based vesting.  These stock options vest in four equal annual installments beginning one year after the grant date.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the requisite service period.

The second type of stock option granted by the Company is performance-based subject to cancellation if the specified performance targets are not met. If the applicable performance targets have been achieved, the options will vest in four equal annual installments beginning one year after the performance-related period has ended.  The fair value of these stock option grants is determined on the date of grant and the related compensation expense is recognized over the requisite service period, including the initial period for which the specified performance targets must be met.

The third type of stock option granted by the Company is director options granted to non-employee directors annually. These options are similar to the non-performance-based options described above except that the director options vest one year after the grant date. The fair value of these option grants is determined on the date of the grant and the related compensation expense is recognized over one year. The director options are generally granted at the Company’s Annual Meeting of Shareholders during the second quarter.

The fourth type of equity compensation awards granted to employees by the Company are RSUs. Commencing in January 2011, the Company began granting RSUs to certain key employees. The fair value of the RSUs is determined on the date of grant and the RSUs vest in four equal annual installments beginning one year after the grant date. RSUs are not included in issued and outstanding common stock until the shares are vested and settlement has occurred.

The plans may be terminated by the Company’s Board of Directors at any time.

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718, Compensation – Stock Compensation for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense by category:
Cost of recurring revenues	$103	$60	$208	$91
Cost of services revenues	11	3	36	51
Sales and marketing	433	318	825	642
Research and development	395	298	803	596
General and administrative	333	285	721	596
Total stock-based compensation expense	$1,275	$964	$2,593	$1,976

Stock Option and Restricted Stock Unit Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model. There were no material changes in the way the assumptions were calculated as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The weighted-average estimated per option value of non-performance-based and performance-based options granted during the six months ended June 30, 2011 and 2010 used the following assumptions:

	Six Months Ended June 30,
Valuation assumptions for non-performance-based options:	2011	2010
Dividend yield	--%	--%
Expected volatility	62.42 - 63.10%	67.75 - 69.10%
Risk-free interest rate	1.25 - 1.74%	1.72 - 2.06%
Expected life of option (in years)	4.25	4.25

	Six Months Ended June 30,
Valuation assumptions for performance-based options:	2011	2010
Dividend yield	--%	--%
Expected volatility	65.55%	67.81%
Risk-free interest rate	1.97%	2.30%
Expected life of option (in years)	4.75	4.75

The Company granted performance-based options during the first quarter of 2011 and 2010.

	Six Months Ended June 30,
Valuation assumptions for annual director options:	2011	2010
Dividend yield	--%	--%
Expected volatility	64.38%	64.43%
Risk-free interest rate	0.93%	1.41%
Expected life of option (in years)	3.50	3.50

The Company granted annual director options that vest one year after the grant date during the second quarter of 2011 and 2010.

RSUs are valued using the fair market value of the Company’s stock on the date of grant on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the six months ended June 30, 2011:

	Options	Weighted- Average Exercise Price

Balances, beginning of year	3,129,373	$11.58
Options granted	344,500	32.48
Options exercised	(567,303)	8.30
Options cancelled, forfeited or expired	(12,383)	21.24
Options outstanding	2,894,187	14.66
Option price range	$2.55 – 37.76
Weighted-average fair value of options granted	$16.28
Options exercisable	1,715,995	$10.80

The following table sets forth a summary of RSU activity for the six months ended June 30, 2011:

Awards

Balances, beginning of year	--
RSUs granted	117,007
RSUs released	--
RSUs forfeited	(667)
RSUs outstanding	116,340

        As of June 30, 2011, there were 1,270,347 shares of stock available for issuance for equity compensation awards under the 2006 Plan.

6.	CONCENTRATION OF CREDIT RISK

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of June 30, 2011 and December 31, 2010 or revenues for the three and six months ended June 30, 2011 or June 30, 2010. With the exception of the revenues of the United States, no other country accounted for more than 10% of the Company’s revenues during the three and six months ended June 30, 2011. The United States accounted for 56% and 59%, respectively, of the Company’s revenues during those periods.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company has received notification from competitors and other technology providers claiming that the Company’s technology infringes their proprietary rights. The Company cannot assure you that these matters can be resolved amicably without litigation, or that the Company will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on its business, financial condition or results of operations.

From time to time, the Company is also involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

Guarantees

The Company provides indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products. The Company’s direct software license agreements, in accordance with FASB ASC Topic 460, Guarantees, include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if the Company’s software products infringe upon a third party's intellectual property rights, over the life of the agreement. There is no maximum potential amount of future payments set under the guarantee. However, the Company may at any time and at its option and expense:  (i) procure the right of the customer to continue to use the Company’s software that may infringe a third party’s rights; (ii) modify its software so as to avoid infringement; or (iii) require the customer to return its software and refund the customer the fee actually paid by the customer for its software less depreciation based on a five-year straight-line depreciation schedule. The customer’s failure to provide timely notice or reasonable assistance will relieve the Company of its obligations under this indemnification to the extent that it has been actually and materially prejudiced by such failure. To date, the Company has not incurred, nor does it expect to incur, any material related costs and, therefore, has not reserved for such liabilities.

The Company’s software license agreements also include a warranty that its software products will substantially conform to its software user documentation for a period of one year, provided the customer is in material compliance with the software license agreement. To date, the Company has not incurred any material costs associated with these product warranties, and as such, has not reserved for any such warranty liabilities in its operating results.

Lease Commitments

The Company leases space for its world headquarters in Indianapolis, Indiana under an operating lease agreement and amendments which expire on March 31, 2018. The Company also has multiple leases for offices and other space throughout the world. The office space for sales, services, development and international offices and a product distribution center located in Indianapolis, Indiana are rented under operating leases and expire at various times through 2016. In accordance with FASB ASC Topic 840, Leases, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

Other Contingencies

The Company has received and may continue to receive certain payroll tax credits and real estate tax abatements that were granted to the Company based upon certain growth projections.  If the Company’s actual results are less than those projections, the Company may be subject to repayment of some or all of the tax credits or payment of additional real estate taxes in the case of the abatements.  The Company does not believe that it will be subject to payment of any money related to these taxes; however, the Company cannot provide assurance as to the outcome.

8.	INCOME TAXES

The following table sets forth the items accounting for the difference between expected income tax expense at the 35% federal statutory rate compared to actual income tax expense recorded in the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected income tax expense at 35% tax rate	$2,044	$1,447	$3,724	$2,586
State taxes, net of federal benefit	223	291	414	528
Stock-based compensation expense related to non-deductible stock option expense	8	67	43	166
Disqualifying dispositions of stock options	(58)	--	(281)	--
Research tax credit	(160)	(97)	(298)	(177)
Other	(46)	(28)	113	(35)
Income tax expense	$2,011	$1,680	$3,715	$3,068

FASB ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. The balance of the reserve was approximately $1.1 million at December 31, 2010. As of June 30, 2011, the reserve had not changed.

The Company and its subsidiaries file federal income tax returns and income tax returns in various states and foreign jurisdictions.  Tax years 2006 and forward remain open for examination for federal tax purposes and tax years 2005 and forward remain open for examination for the Company’s more significant state tax jurisdictions.  To the extent utilized in future years’ tax returns, net operating loss and other loss carryforwards at December 31, 2010 will remain subject to examination until the respective tax year is closed.

        During the third quarter of 2010, the Company utilized its remaining net operating losses generated from the exercise of stock options in prior years and began utilizing deferred tax assets generated from foreign withholding credits. At June 30, 2011, the Company had approximately $4.0 million of alternative minimum tax, federal and state research tax credit carryforwards and foreign tax credits available to offset taxes payable.

9.	ACQUISITIONS

Agori Acquisition

The Company entered into a stock purchase agreement, dated as of February 28, 2011, with the shareholders of Agori Communications, GmbH (“Agori”), a Frankfurt, Germany-based reseller of the Company’s solutions. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Agori’s outstanding capital stock for an aggregate purchase price of $4.9 million, including $1. 3 million related to the working capital of Agori, funded with cash-on-hand. The Company deposited $493,000 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired Agori as part of its growth strategy of accelerating business in key international markets. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of Agori’s operations for the three and six months ended June 30, 2011, which included $805,000 and $1.0 million, respectively, of revenues and a net loss of $25,000 for the three months ended June 30, 2011 and net income of $38,000 for the six months ended June 30, 2011, were included in the Company’s condensed consolidated financial statements for the three and six months ending June 30, 2011.

The purchase price allocations for the Company’s acquisition of Agori are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

February 28, 2011
Cash and cash equivalents	$815
Accounts receivable	1,116
Prepaid expenses	287
Property and equipment, net	123
Other assets, net	156
Intangible assets, net	2,670
Goodwill	3,143
Total assets acquired	8,310
Accounts payable and accrued liabilities	(1,579)
Accrued compensation and related expenses	(335)
Contingent liability	(370)
Deferred tax liability	(800)
Deferred services revenues	(300)
Net assets acquired	$4,926

The fair value of financial assets acquired includes accounts receivable with a fair and a contractual value of $1.1 million. The receivables consist of amounts due from customers for products sold and/or services rendered.

The Company has recorded a deferred tax liability of $800,000 associated with the intangible asset recorded in connection with the Agori acquisition. This resulted in a corresponding adjustment recorded to goodwill.

Professional fees recognized as of June 30, 2011 totaled approximately $176,000, with approximately $8,000 recognized during the second quarter of 2011, and included transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to Agori’s existing client base. Included within goodwill is the assembled workforce, comprised of 16 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of June 30, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Customer relationships	$2,670	$89	$2,581	10

Earn-out Payments

In accordance with the stock purchase agreement with Agori, the Company agreed to make contingent earn-out payments based upon pre-defined terms. The Company estimates the earn-out payments will total approximately $370,000 and will be paid over the next two and a half years. A corresponding liability has been recorded for this amount. In connection with FASB ASC 805, the fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value as an increase or decrease in current earnings in each reporting period.

Pro Forma Results

The following table shows unaudited pro forma results of operations as if we had acquired Agori on January 1, 2010 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$51,981	$39,573	$100,161	$75,390
Net Income	3,827	2,491	6,946	4,394
EPS – Basic	0.20	0.14	0.37	0.25
EPS - Diluted	0.19	0.13	0.35	0.23

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the periods indicated.

Latitude Acquisition

The Company entered into a stock purchase agreement, dated as of October 5, 2010, with Global Software Services, Inc., doing business as Latitude Software (“Latitude”), a privately-held provider of accounts receivable management software and services. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Latitude’s outstanding capital stock for an aggregate purchase price of $15.6 million, including $1.6 million related to the working capital of Latitude, funded with cash-on-hand. The Company deposited $1.1 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. Latitude is operating as a subsidiary of the Company. The Company acquired Latitude as part of its growth strategy of adding industry-specific applications and expertise that complement the Company’s core products. The Company intends to create tighter integration between Latitude’s applications and its core Interaction Center Platform® technology, enhance Latitude solutions for first-party debt collections, incorporate Latitude’s solutions in the Company’s cloud-based offerings, and internationalize Latitude’s solutions. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of Latitude’s operations for the three and six months ended June 30, 2011, which included $1.4 million and $2.6 million, respectively, of revenues and $792,000 and $1.4 million, respectively, of net losses, were included in the Company’s condensed consolidated financial statements for the three and six months ending June 30, 2011.

The preliminary purchase price allocations for the Company’s acquisition of Latitude are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

October 1, 2010
Cash	$338
Accounts receivable, net	1,998
Prepaids	57
Property, plant and equipment, net	697
Accounts payable	(448)
Accrued compensation	(237)
Intangible assets	10,000
Goodwill	8,519
Total assets acquired	20,924
Deferred services revenue	(967)
Deferred tax liability	(4,294)
Net assets acquired	$15,663

The fair value of financial assets acquired includes accounts receivable with a fair and contractual value of $2.0 million. The receivables consist of amounts due from customers for products licensed and/or services rendered.

The Company recorded a deferred tax liability of $4.3 million associated with the intangible assets recorded in connection with the Latitude acquisition. This resulted in a corresponding adjustment recorded to goodwill. The Company plans to complete a research and development study for Latitude for 2008 through 2010, which may result in a related research and development credit recorded as a deferred tax asset. Adjustments for these tax matters may result in a corresponding adjustment to recorded goodwill.

Professional fees recognized as of June 30, 2011 for the Latitude acquisition totaled approximately $122,000, with all fees recognized prior to the second quarter of 2011 and include transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to expected synergies from Latitude’s debt collection software, experienced staff and existing client base. Included within goodwill is the assembled workforce, comprised of 40 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

Customer relationships, core technology and non-competition agreements are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective economic useful lives at the date of acquisition (dollars in thousands):

	As of June 30, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Trade name	$1,670	$--	$1,670	Indefinite
Customer relationships	6,270	392	5,878	12
Core technology	980	57	923	13
Non-competition agreements	1,080	135	945	6
Total	$10,000	$584	$9,416

Pro Forma Results

The following table shows unaudited pro forma results of operations as if we had acquired Latitude on January 1, 2010 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Revenue	$40,824	$77,874
Net Income	2,838	5,308
EPS – Basic	0.16	0.31
EPS - Diluted	0.15	0.28

        The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the periods indicated.

10.	SUBSEQUENT EVENT

Stock Purchase Agreement

The Company entered into a stock purchase agreement, dated as of July 1, 2011, with CallTime Technology Sdn. Bnd., the ultimate parent company of CallTime Solutions Ltd. (“CallTime”). CallTime is based in Australia and New Zealand, and is an exclusive reseller of the Company’s solutions. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of CallTime’s privately held stock for an aggregate purchase price of $10.7 million, funded with cash-on-hand. The Company deposited $2.1 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired CallTime as part of its growth strategy of accelerating business outside of North America. CallTime has been the Company’s largest revenue-producing reseller in Australia and New Zealand for the last three years.

The Company is in the process of preparing an allocation of the purchase price to the fair value of assets acquired and liabilities assumed, but expects that a substantial portion of the purchase price will be allocated to intangible assets including customer relationships and goodwill. The acquisition will be accounted for using the acquisition method of accounting in accordance with FASB ASC 805. As the acquisition took place subsequent to June 30, 2011, the results of CallTime’s operations were not included in the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2011.

Reorganization

The Company’s shareholders at its 2011 Annual Meeting of Shareholders approved a proposal to reorganize the Company as a holding company incorporated in Indiana. The reorganization will become effective July 1, 2011. In the reorganization:

           ●   Each outstanding share of the Company's common stock will automatically convert into one share of common stock of a new Indiana corporation named Interactive Intelligence Group, Inc., and the current shareholders of the Company will become shareholders of ININ
                Group on a one-for-one basis, holding the same number of shares and the same ownership perrcentage after the reorganization as they held prior to the reorganization.

           ●   The Company will become a wholly-owned subsidiary of ININ Group.

           ●   All current subsidiaries of the Company will become direct or indirect subsidiaries of ININ Group.

           ●   Each of the outstanding options to acquire shares of the Company's common stock will become options to acquire an identical number of shares of ININ Group common stock with the same terms and conditions as before the reorganization.

           ●   Each outstanding RSU will become an RSU for an identical number of shares of ININ Group common stock.

           ●   The Company's board of directors and executive officers will hold the same positions with ININ Group.

           ●   ININ Group will be listed on Nasdaq under “ININ”, the Company’s previous symbol.

ININ Group will replace the Company as the publicly-held corporation. The reorganization is more fully described in the proxy statement/prospectus relating to the Annual Meeting of Shareholders filed with the SEC on April 29, 2011.

The primary objectives of the reorganization are to provide the Company with enhanced strategic, operational, and financing flexibility, improve its ability to determine financial results and profitability of different lines of business, and better manage tax expenses and exposure to liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The following will be discussed and analyzed:

•	Forward-Looking Information

•	Overview

•	Financial Highlights

•	Historical Results of Operations

•	Comparison of Three and Six Months Ended June 30, 2011 and 2010

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by the use of such verbs as “expects”, “anticipates”, “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, unstable economic conditions, rapid technological changes in the industry, our ability to maintain profitability, to manage successfully our growth, to manage successfully our increasingly complex third-party relationships resulting from the software and hardware components being licensed or sold with our solutions, to maintain successful relationships with certain suppliers which may be impacted by competition in the technology industry, to maintain successful relationships with our current and any new partners, to maintain and improve our current products, to develop new products, to protect our proprietary rights adequately, to successfully integrate acquired businesses and other factors set forth in our United States Securities and Exchange Commission (“SEC”) filings.

Overview

The shareholders of Interactive Intelligence, Inc. (“Interactive Intelligence”) approved a proposal to reorganize their company as a holding company incorporated in Indiana at their 2011 Annual Meeting of Shareholders.  Effective July 1, 2011, Interactive Intelligence Group, Inc. (“ININ Group”) replaced Interactive Intelligence as the publicly held corporation. As this periodic report pertains to the period ending June 30, 2011, and the reorganization was effective July 1, 2011, the term the “we”, “us” or “our” means Interactive Intelligence for the periods through and including June 30, 2011, and ININ Group for the periods after June 30, 2011. For further information see Notes 1 and 10 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We are a leading provider of software applications. Our principal product is a suite of applications that provides customers with a software-based multi-channel communications platform. We are a recognized leader in the worldwide contact center market, where our software applications provide a range of pre-integrated functionality.  We use this same platform to offer our solutions for business communications, including business process automation. Our solutions are delivered both on-premise and through “cloud-based” models using hosted data centers. Our solutions are used by businesses and organizations in industries such as teleservices, financial services, higher education, utilities, healthcare, retail, technology, government and business services.

Our strategy is to expand our reach in three ways: through continued penetration of our unified Internet Protocol business communication solutions, through business process automation, and through the acquisition of complementary applications and distribution channels. In addition, we plan to invest in current partners to drive deeper penetration into existing accounts and existing markets, leverage our multi-national partners to expand global markets in which we operate and cultivate new strategic partners to grow our global presence.

For further information on our business and the products and services we offer, refer to the Part I, Item 1 “Business” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Our management monitors certain key measures to assess our financial results. In particular, we track trends on product orders, contracted professional services, and cloud-based orders from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to look for trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue and operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends and our expectations for 2011, see “Financial Highlights” on page 16.

In addition to the above, our management monitors diluted earnings per share (“EPS”), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America (“GAAP”) and on a non-GAAP basis. Management uses non-GAAP EPS, non-GAAP net income and non-GAAP operating income to analyze our business. These non-GAAP measures include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments and exclude non-cash stock-based compensation expense, non-cash purchase accounting adjustments and non-cash income tax expense. During the fourth quarter of 2010, we began including purchase accounting adjustments in our GAAP to non-GAAP reconciliation and historical amounts shown below are presented using the revised format. These measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. Stock-based compensation expense and purchase accounting adjustments are non-cash and income tax expense is primarily non-cash. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense, purchase accounting adjustments and non-cash income tax expense amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also uses financial statements that exclude stock-based compensation expense related to stock options, purchase accounting adjustments and non-cash income tax expense for our internal budgets.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income, as reported	$3,827	$2,456	$6,922	$4,324
Purchase accounting adjustments:
Increase to revenues:
Recurring	39	1	98	8
Services	17	1	48	3
Reduction of operating expenses:
Customer relationships	229	9	368	18
Technology	35	16	70	32
Non-compete agreements	45	--	90	--
Acquisition costs	131	--	332	--
Total	496	27	1,006	61
Non-cash stock-based compensation expense:
Cost of recurring revenues	103	60	208	91
Cost of services	11	3	36	51
Sales and marketing	433	318	825	642
Research and development	395	298	803	596
General and administrative	333	285	721	596
Total	1,275	964	2,593	1,976
Non-cash income tax expense	727	1,547	1,276	2,788
Non-GAAP net income	$6,325	$4,994	$11,797	$9,149

Operating income, as reported	$5,490	$4,659	$10,412	$8,648
Purchase accounting adjustments	496	27	1,006	61
Non-cash stock-based compensation expense	1,275	964	2,593	1,976
Non-GAAP operating income	$7,261	$5,650	$14,011	$10,685

Diluted EPS, as reported	$0.19	$0.13	$0.35	$0.23
Purchase accounting adjustments	0.03	0.00	0.05	0.00
Non-cash stock-based compensation expense	0.06	0.06	0.13	0.11
Non-cash income tax expense	0.04	0.08	0.06	0.15
Non-GAAP diluted EPS	$0.32	$0.27	$0.59	$0.49

Financial Highlights

The table below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2010, 2009 and 2008 and the percentage change over the previous period.

Period	Revenues	Year-Over-Year Growth
Three Months Ended:
June 30, 2011	$52.0	34%
March 31, 2011	47.7	36%
December 31, 2010	50.7	41%
September 30, 2010	41.8	26%
June 30, 2010	38.8	18%

Year Ended December 31:
2010	$166.3	27%
2009	131.4	8%
2008	121.4	10%

On October 5, 2010, we entered into a stock purchase agreement with the shareholders of Global Software Services, Inc., doing business as Latitude Software (“Latitude”), where we purchased 100% of the outstanding capital stock of Latitude. In addition, on February 28, 2011 we entered into a stock purchase agreement with the shareholders of Agori Communications GmbH (“Agori”) where we purchased 100% of Agori’s outstanding capital stock.  Subsequent to June 30, 2011, we purchased 100% of the outstanding privately-held capital stock of CallTime Technology Sdn. Bhd., the ultimate parent company CallTime Solutions Ltd. (“CallTime”). Additional details of each acquisition are as follows:

Company	Description of Company	Purchase Price	Funding of Purchase Price	Working Capital Amount Acquired	Escrow Amount	# of Employees
Latitude	Provider of accounts receivable management software and services	$15.6 million	Cash on hand	$1.6 million	$1.1 million	40

Agori	Reseller	$4.9 million	Cash on hand	$1.3 million	$493,000	16

CallTime	Reseller	$10.7 million	Cash on hand	$1.4 million	$2.1 million	21

Total revenues, including these acquisitions, increased 34% and 35% during the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 and our revenue growth rate excluding acquisitions was 29% and 30%, respectively, during the three and six months ended June 30, 2011. Total expenses increased 36% and 37%, respectively, during the three and six months ended June 30, 2011 as a result of the continued investment in our operations primarily through increasing our staffing company-wide. For the six months ended June 30, 2011 we recognized foreign currency gains of $256,000 and for the six months ended June 30, 2010 we recognized foreign currency losses of $590,000. Our effective tax rate in 2011 was 35%, a decrease from 41% in 2010. Overall, our net income increased 56% and 60%, respectively, during the three and six months ended June 30, 2011 compared to the same periods in 2010.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product	47%	47%	45%	46%
Recurring	42	42	43	44
Services	11	11	12	10
Total revenues	100	100	100	100
Cost of revenues:
Product	12	14	13	14
Recurring	11	10	11	10
Services	8	6	7	6
Amortization of intangible assets	--	--	--	--
Total cost of revenues	31	30	31	30
Gross profit	69	70	69	70
Operating expenses:
Sales and marketing	29	30	30	29
Research and development	17	18	17	18
General and administrative	12	10	11	11
Amortization of intangible assets	1	--	--	--
Total operating expenses	59	58	58	58
Operating income	10	12	11	12
Other income:
Interest income, net	--	--	--	--
Other expense	--	(2)	--	(2)
Total other income	--	(2)	--	(2)
Income before income taxes	11	10	11	10
Income tax expense	4	4	4	4
Net income	7%	6%	7%	6%

Comparison of Three and Six Months Ended June 30, 2011 and 2010

Revenues

Primary Sources of Revenues

We generate revenues from: (i) product revenues, which include licensing the right to use our software applications and selling hardware as a part of our solutions; (ii) recurring revenues, which include support fees from perpetual license agreements, renewal fees from annually renewable license agreements, and fees from our cloud-based offerings; and (iii) services revenues, which include professional services fees and educational services fees. Prior to the fourth quarter of 2010, revenues were reported as two types, product and services. Historical amounts have been reclassified based on this new, three-revenue presentation. Our revenues are generated by direct sales to customers and through our partner channels.

Product Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Product revenues	$24,495	$18,315	$45,261	$34,101
Change from prior year period	34%	11%	33%	15%
Percentage of total revenues	47%	47%	45%	46%

Product revenues increased $6.2 million, or 34%, during the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to a 38% increase in the dollar amount of orders received, particularly from new customers. We received product orders from 70 new customers compared to 57 new customers during the second quarter of 2010. In addition, the average dollar amount of new customer orders increased 51% compared to the same period a year ago. We received 22 product orders over $250,000, compared to 16 during the second quarter of 2010. Those product orders included five orders over $1.0 million received in during the second quarter of 2011 compared to one orders over $1.0 million received during the second quarter of 2010. Additionally, the dollar amount of hardware orders received increased 45% during the second quarter of 2011 compared to a year ago.

During the six months ended June 30, 2011, product revenues increased $11.2 million, or 33%, compared to the same period in 2010 primarily due to a 33% increase in the dollar amount of product orders received. The dollar amount of orders received from new customers increased 62% compared to the six months ended June 30, 2010. During the first half of 2011, we received 43 product orders over $250,000, including seven over $1.0 million, compared to 28 product orders over $250,000, including three over $1.0 million, during the first half of 2010. The dollar amount of hardware orders received increased 47% during the six months ended June 30, 2011 as an increasing number of large implementations involved the combination of our software and hardware.

Not all software and hardware product orders are recognized as revenues when they are received because of certain contractual terms or the collection history with particular customers or partners. Consequently, product revenues for any particular period not only reflect the orders received in the current period but also include certain orders received but deferred in previous periods and recognized in the current period. In addition, a portion of product orders are related to maintenance and support, and they are recognized over the maintenance and support period as recurring revenues.

Recurring Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Recurring revenues	$22,043	$16,322	$42,789	$32,247
Change from prior year period	35%	23%	33%	21%
Percentage of total revenues	42%	42%	43%	44%

Recurring revenues include the portion of license arrangements allocated to maintenance and support from perpetual and annually renewable contracts, renewals of annually renewable licenses and maintenance contracts, and revenues from our cloud-based applications. Revenues related to our renewal and support fees represented approximately 86% of our total recurring revenues for the three and six months ended June 30, 2011 and 2010, respectively.

Recurring revenues increased $5.7 million, or 35%, during the three months ended June 30, 2011 compared to the same period in 2010, primarily due to an increase in renewal and support fees of $4.0 million in 2011 resulting from an increase in our installed base of customers and related support fees. In addition, cloud-based revenues increased $1.8 million year-over-year as more customers selected our cloud-based solutions. $755,000 of this increase related to revenues from our Latitude cloud-based solution.

Recurring revenues increased $10.5 million, or 33%, during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to an increase in renewal and support fees of $7.7 million and revenues from our cloud-based applications of $3.0 million. $1.4 million of this increase related to revenues from our Latitude cloud-based solution. The increase in renewal and support fees was primarily due to an increasing number of our installed base of customers and support fees. Revenues from our cloud-based applications increased due to an increased number of cloud-based customers as we continue to see the demand for our cloud-based solution grow.

Renewal rates for license and support fees in the three and six months ended June 30, 2011 were consistent with the renewal rates in the three months ended June 30, 2010.

Revenues from cloud-based contracts are recognized ratably over the life of the contract, which is typically three to four years. Our unrecognized cloud-based revenues were $21.0 million and $8.4 million as of June 30, 2011 and 2010, respectively. These amounts are not included in deferred revenues on our balance sheet because they have not been billed to the customers, as the amounts represent the remaining value of non-cancellable agreements. We invoice the customer monthly for the services performed.

We believe recurring revenues will continue to grow as we have seen a growing demand for our cloud-based solution, including Latitude’s cloud-based accounts receivable solution, and as we continue to expand our cloud-based offering worldwide through the recent establishment of data centers in the United Kingdom, Japan, Australia and Germany.

Services Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Services revenues	$5,443	$4,174	$11,661	$7,486
Change from prior year period	30%	35%	56%	23%
Percentage of total revenues	10%	11%	12%	10%

Services revenues primarily include revenues related to professional services and education.

Services revenues increased $1.3 million or 30%, during the three months ended June 30, 2011 and $4.2 million, or 56%, during the six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase during both periods was primarily due to an increase in both the number and size of our customer installations as we signed larger direct contracts with both premise-based and cloud-based customers.

Services revenues decreased $775,000, or, 12%, during the second quarter of 2011 compared to the first quarter of 2011. The decrease was due in part to a lower amount of recognized professional services revenue as $246,000 of revenue related to Latitude was deferred and is expected to be recognized in the third quarter of 2011. In addition, the time required to complete three implementations related to Interactive Intelligence customers was greater than previously estimated, resulting in work performed with no associated revenue.

Services revenues have and will continue to fluctuate based on the number of attendees at our educational classes and the amount of assistance our customers and partners need for implementation. We believe services revenues will continue to grow as product revenues increase, order sizes increase and the number of direct customers increases.
Cost of Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Cost of revenues:
Product	$6,392	$5,502	$12,588	$10,301
Recurring	5,813	4,043	11,095	7,466
Services	3,919	2,144	7,631	4,318
Total cost of revenues	$16,124	$11,689	$31,314	$22,085
Change from prior year period	38%	11%	42%	13%
Product cost as a % of product gross revenues	26%	30%	28%	30%
Recurring cost as a % of recurring gross revenues	26%	25%	26%	23%
Services cost as a % of services gross revenues	72%	45%	65%	58%

Cost of Product Revenues

Cost of product revenues consists of hardware costs (including media servers, Interaction Gateway® appliances and Interaction SIP StationsTM that we develop, as well as servers, telephone handsets and gateways that we purchase and resell), royalties for third-party software and other technologies included in our solutions, personnel costs and product distribution facility costs. These costs can fluctuate depending on which software applications are licensed to our customers and partners, the third-party software that is licensed by the end-user from us and the dollar amount of orders for hardware and appliances.

Cost of product revenues increased $890,000, or 16%, during the second quarter of 2011 compared to the same quarter in 2010 primarily because more customers included hardware we provided in their implementations. Partially offsetting this increase was a decrease in the cost of third party software. The media server software we have developed eliminates the requirement for certain third party software. Costs of product can fluctuate depending on the functionality that the customer desires.

During the six months ended June 30, 2011, cost of product revenues increased $2.3 million, or 22%, compared to the six months ended June 30, 2010 as more customers chose to purchase our hardware offerings. In addition, royalty expense increased period-over-period principally due to a contractual license for intellectual property.

Although revenue related to our hardware offering and the associated costs increased during the three and six months ended June 30, 2011 compared to the same periods in 2010, the margin on hardware decreased in the 2011 periods due to the mix of hardware sold during those periods. Our different hardware offerings have different margins associated and therefore, the overall margin on hardware may fluctuate quarter to quarter.

Cost of Recurring Revenues

Cost of recurring revenues consists primarily of compensation expenses for technical support personnel and costs associated with our cloud-based offering. These costs increased $1.8 million, or 44%, during the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to an increase in compensation expenses of $975,000 resulting from a 30% increase in the number of support personnel and staff associated with the delivery of our cloud-based solutions. Expenses related to the data center costs for our cloud-based offerings, including such costs as telecommunications and depreciation, increased $589,000 during the second quarter of 2011 compared to the second quarter of 2010. Although some costs related to our cloud-based offerings are fixed, others are variable based on usage and call volume and, therefore, we would expect costs of recurring expenses to increase as the revenues from these customers are recognized.

 Cost of recurring revenues increased $3.6 million, or 49%, during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to an increase in compensation expense of $1.8 million resulting from an increase in the number of maintenance staff, support staff and staff associated with the delivery of our cloud-based solutions. Expenses related to the data center costs for our cloud-based offering, including such costs as telecommunications and depreciation, increased $1.3 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Cost of Services Revenues

Cost of services revenues consists primarily of compensation expenses for professional services and educational personnel. These costs increased by $1.8 million, or 83%, during the second quarter of 2011 compared to the same period in 2010 primarily due to an increase in compensation expense of $1.3 million resulting from an 83% increase in professional services and education staffing.

Cost of services revenues increased by $3.3 million, or 77%, during the six months ended June 30, 2011 compared to the same period in 2010 primarily due to an increase in compensation expense of $2.4 million, an increase in travel related expenses of $442,000 and a $384,000 increase in corporate allocated expenses due to an increase in professional services and education staffing.

Gross Profit	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Gross profit	$35,822	$27,106	$68,327	$51,717
Change from prior year period	32%	21%	32%	21%
Percentage of total revenues	69%	70%	69%	70%

Gross profit as a percentage of total revenues in any particular period reflects the amount of product, recurring and services revenues recognized and the cost of product, recurring and services incurred.

Gross profit increased by $8.7 million and $16.6 million, respectively, during the three and six months ended June 30, 2011 compared to the same periods in 2010 as a result of the impact of the factors discussed above.

Operating Expenses

Sales and Marketing	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Sales and marketing expenses	$15,320	$11,480	$29,477	$21,832
Change from prior year period	33%	15%	35%	14%
Percentage of total revenues	29%	30%	30%	29%
Percentage of net product and cloud-based revenues	85%	91%	88%	92%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our sales, marketing and channel management operations. These expenses increased by $3.8 million, or 33%, during the second quarter of 2011 compared to the second quarter of 2010 primarily due to an increase in compensation expense of $2.6 million and an increase in travel related expenses of $343,000 as sales and marketing staffing increased 25%. Additionally, corporate marketing expenses increased $509,000 year-over-year due to increased spending on promotional events and various advertising and lead generating activities.

Sales and marketing expenses increased by $7.6 million, or 35%, during the first half of 2011 compared to the same period of 2010 primarily due to an increase in compensation expense of $4.9 million, an increase in travel related expenses of $598,000 and corporate allocated expenses of $290,000 as sales and marketing staffing increased. Additionally, corporate marketing expenses increased $1.3 million year-over-year due to increased spending on promotional events and various advertising and lead generating activities.

We expect sales and marketing expenses will increase in future periods as we continue to increase sales and marketing staffing and expand our promotional and branding initiatives. We believe that investment in sales and marketing is critical to our future growth.

Research and Development	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Research and development expenses	$8,714	$6,945	$16,861	$13,370
Change from prior year period	25%	16%	26%	15%
Percentage of total revenues	17%	18%	17%	18%

Research and development expenses are comprised primarily of compensation and depreciation expenses. These expenses increased by $1.8 million, or 25%, and $3.5 million, or 26%, respectively, during the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 primarily due to an increase in compensation expense of $1.8 million and $3.1 million, respectively, resulting from a 27% increase in research and development staffing.

We believe that investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions. As a result, we expect research and development expenses will continue to increase in future periods.

General and Administrative	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
General and administrative expenses	$6,024	$4,013	$11,119	$7,849
Change from prior year period	50%	18%	42%	19%
Percentage of total revenues	11%	10%	11%	11%

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense. These expenses increased $2.0 million, or 50%, during the second quarter of 2011 compared to the same period in 2010 primarily due to an increase in outside legal services of $941,000 due to our establishment of a holding company structure, recent acquisitions and various other legal matters within the normal course of business. Additionally, compensation expense increased $646,000 and corporate allocable expenses increased $374,000 as a result of an increase in staffing of 23%.

General and administrative expenses increased $3.3 million, or 42%, during the six months ended June 30, 2011 compared to the same period in 2010 primarily due to an increase in compensation expense of $1.2 million and corporate allocable expenses of $693,000 as a result of an increase in staffing. Additionally, expenses related to outside legal services increased $1.2 million due to our establishment of a holding company structure, recent acquisitions and various other legal matters within the normal course of business.

We expect that general and administrative expenses will continue to increase to support our growth; however, these expenses as a percent of revenue may decrease if we are not actively pursuing acquisitions in accordance with our growth strategy and if certain legal matters are resolved.

Other Income (Expense)

Interest Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$93,135	$73,473	$90,138	$70,262
Interest income	92	67	135	109
Return on investment (annualized)	0.40%	0.36%	0.30%	0.31%

Interest income, net, primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which were not material in any years reported, are also included in this category.

Interest earned on investments increased during the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 as a result of higher investment balances.

We continue to monitor the allocation of funds in which we have invested to maximize our returns on investment within our established investment policy. Beginning in the first quarter of 2011, we purchased investments with maturities of up to three years to increase investment income. We have no investments in subprime assets.

Other Income (Expense), Net	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Other income (expense), net	$348	$(523)	$225	$(1,256)

Other income (expense), net includes foreign currency transaction gains and losses, which can fluctuate based on the amount of receivables that are generated in certain international currencies (particularly the euro), the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period. Other income (expense) included foreign currency gains of $256,000 and $90,000 during the three and six months ended June 30, 2011, respectively, compared to foreign currency losses of $590,000 and $1.4 million during the same periods of 2010, respectively. The gain in 2011 was primarily related to the transfer of cash to Australia at the end of June 2011 for the CallTime acquisition on July 1, 2011. The expense in 2010 was related to an overall weakening of the euro and pound sterling in relation to the U.S. dollar. In May 2010, we instituted a currency hedging program to help mitigate future effects of fluctuations in the foreign exchange rates on cash and receivables.

Income tax expense	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Income tax expense	$2,011	$1,680	$3,715	$3,068

Our effective tax rate for the three and six months ended June 30, 2011 was 35%, which was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes. For the three and six months ended June 30, 2011, we expect to pay $1.3 million and $2.4 million, respectively, in taxes, with the remaining amounts offset by various credits and deductions.

Liquidity and Capital Resources

We generate cash from the collection of payments related to licensing our products as well as from selling hardware, renewals of annual licenses and maintenance and support agreements, and the delivery of other services. During the six months ended June 30, 2011, we also received $4.7 million in cash from the exercise of stock options and $258,000 from purchases of common stock under our 2000 Employee Stock Purchase Plan. We use cash primarily for funding ongoing operations, capital purchases and acquisitions. We continue to be debt free.

We determine liquidity by combining cash and cash equivalents, short-term investments and long-term investments as shown in the table below. Based on our recent performance and current expectations, we believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our working capital needs and current or expected obligations associated with our operations over the next 12 months. Our future requirements will depend on many factors, including cash flows from operations, territory expansion and product development decisions and potential acquisitions. If our liquidity is not sufficient to cover our needs, we may be forced to raise additional capital, either through the capital markets or debt financings, and may not be able to do so on favorable terms or at all.

	June 30, 2011	December 31, 2010
	($ in thousands)
Cash and cash equivalents	$29,049	$48,300
Short-term and long-term investments	65,345	37,582
Total liquidity	$94,394	$85,882

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of investments is reported as a source of cash.

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2011	2010

Beginning cash and cash equivalents	$48,300	$48,497
Cash provided by operating activities	10,425	7,951
Cash used in investing activities	(35,882)	(21,820)
Cash provided by financing activities	6,206	4,296
Ending cash and cash equivalents	$29,049	$38,924

Cash provided by operating activities during both periods was generated primarily by our net income adjusted for routine fluctuations in our operating assets and liabilities. The cash used in investing activities during the six months ended June 30, 2011 increased compared to the same period in 2010 due to the continued transferring of a portion of our cash to short-term and long-term investments as well as the purchase of Agori during the first quarter of 2011. Cash provided by financing activities during both periods was primarily due to tax benefits from stock-based payment arrangements and proceeds from stock options exercised.

Contractual Obligations

As of June 30, 2011, we had additional purchase obligations totaling $1.8 million to be paid out over the next year for company sponsored conferences and marketing related initiatives. As of June 30, 2011, $309,000 had been paid. In addition, on July 1, 2011, the Company entered into an operating lease for a product distribution center in Indianapolis, Indiana which expires on August 31, 2016. There have been no other material changes to our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of June 30, 2011.

    We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. Our software license agreements, in accordance with FASB ASC Topic 460, Guarantees, include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if our software products infringe upon a third party's intellectual property rights, over the life of the agreement. We are not able to estimate the potential exposure related to the indemnification provisions of our license agreements but have not incurred expenses under these indemnification provisions. We may at any time and at our option and expense:  (i) procure the right of the customer to continue to use our software that may infringe a third party’s rights; (ii) modify our software so as to avoid infringement; or (iii) require the customer to return our software and refund the customer the fee actually paid by the customer for our software less depreciation based on a five-year straight-line depreciation schedule. The customer’s failure to provide timely notice or reasonable assistance will relieve us of our obligations under this indemnification to the extent that we have been actually and materially prejudiced by such failure. To date, we have not incurred, nor do we expect to incur, any material related costs and, therefore, have not reserved for such liabilities.

Our software license agreements also include a warranty that our software products will substantially conform to our software user documentation for a period of one year, provided the customer is in material compliance with the software license agreement. To date, we have not incurred any material costs associated with these product warranties, and as such, we have not reserved for any such warranty liabilities in our operating results.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations—Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. For a further summary of certain accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We develop software application products in the United States and license our products worldwide. As a result, our financial results could be affected by market risks, including changes in foreign currency exchange rates, interest rates or weak economic conditions in certain markets. Market risk is the potential of loss arising from unfavorable changes in market rates and prices.

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Australian dollar and the Euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. During 2010, we began hedging both our accounts receivable and cash that are held in Euros due to the effects of the fluctuations in the foreign currency exchange rates. Prior to 2010, we had not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations would have a greater impact on us and may have an adverse effect on our results of operations. For the three and six months ended June 30, 2011, our foreign currency transaction gains amounted to $256,000 and $90,000, respectively.

As of June 30, 2011 and December 31, 2010, we had accounts with Euro balances of approximately $3.7 million and $5.6 million, respectively, British pound balances of $1.5 million and $207,000, respectively, Australian dollar balances of $11.2 million and $72,000, respectively, and balances of six other foreign currencies totaling $868,000 and $332,000, respectively.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of three years or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with these investments.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under “Legal Proceedings” in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Those risk factors could materially affect our business, financial condition and results of operations.

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits.

(a)	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex II to the Proxy Statement / Prospectus	4/27/2011

3.2	Amended By-Laws of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex III to the Proxy Statement / Prospectus	4/27/2011

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following materials from Interactive Intelligence Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.
X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: August 9, 2011	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)