Form 10-Q
period 2011-09-30
Interactive Intelligence Group, Inc.
filed 2011-11-09
CIK 1517650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011 there were 18,885,947 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.
Condensed Consolidated Balance Sheets
 As of September 30, 2011 and December 31, 2010
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,629	$48,300
Short-term investments	44,162	37,582
Accounts receivable, net of allowance for doubtful accounts of $1,655 at September 30, 2011 and $1,148 at December 31, 2010	43,020	36,130
Deferred tax assets, net	4,333	5,499
Prepaid expenses	12,292	7,456
Other current assets	4,258	4,989
Total current assets	132,694	139,956
Long-term investments	22,230	--
Property and equipment, net	13,898	10,336
Deferred tax assets, net	1,580	2,765
Goodwill	23,914	11,371
Intangible assets, net	15,171	11,001
Other assets, net	1,091	803
Total assets	$210,578	$176,232

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,017	$16,364
Accrued compensation and related expenses	7,191	6,553
Deferred product revenues	5,826	3,350
Deferred services revenues	49,867	43,281
Total current liabilities	78,901	69,548
Long-term deferred revenues	9,963	7,420
Other long-term liabilities	350	--
Total liabilities	89,214	76,968

Commitments and contingencies	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value; 100,000,000 shares authorized; 18,860,360 issued and outstanding at September 30, 2011, 18,157,789 issued and outstanding at December 31, 2010	189	182
Additional paid-in capital	115,841	103,837
Accumulated other comprehensive loss	(404)	(290)
Retained earnings (accumulated deficit)	5,738	(4,465)
Total shareholders’ equity	121,364	99,264
Total liabilities and shareholders’ equity	$210,578	$176,232

See Accompanying Notes to Condensed Consolidated Financial Statements

 Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three and Nine Months Ended September 30, 2011 and 2010
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product	$22,190	$20,671	$67,451	$54,772
Recurring	24,185	16,595	66,974	48,842
Services	5,765	4,565	17,426	12,051
Total revenues	52,140	41,831	151,851	115,665
Cost of revenues:
Product	6,689	6,198	19,277	16,499
Recurring	6,479	4,302	17,574	11,768
Services	4,158	2,465	11,789	6,783
Amortization of intangible assets	35	16	105	48
Total cost of revenues	17,361	12,981	48,745	35,098
Gross profit	34,779	28,850	103,106	80,567
Operating expenses:
Sales and marketing	15,223	12,106	44,700	33,938
Research and development	9,243	7,193	26,104	20,563
General and administrative	5,326	3,935	16,445	11,784
Amortization of intangible assets	302	9	760	28
Total operating expenses	30,094	23,243	88,009	66,313
Operating income	4,685	5,607	15,097	14,254
Other income (expense):
Interest income, net	165	120	300	229
Other income (expense)	172	337	262	(1,028)
Total other income (expense)	337	457	562	(799)
Income before income taxes	5,022	6,064	15,659	13,455
Income tax expense	1,741	2,561	5,456	5,629
Net income	$3,281	$3,503	$10,203	$7,826

Net income per share:
Basic	$0.17	$0.20	$0.55	$0.45
Diluted	0.16	0.19	0.51	0.42

Shares used to compute net income per share:
Basic	18,816	17,524	18,648	17,431
Diluted	19,946	18,695	19,890	18,731

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2011
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
Balances, December 31, 2010	18,158	$182	$103,837	$(290)	$(4,465)	$99,264

Stock-based compensation	--	--	4,004	--	--	4,004
Exercise of stock options	690	7	5,955	--	--	5,962
Issuances of common stock	12	--	387	--	--	387
Tax benefits from stock-based payment arrangements	--	--	1,658	--	--	1,658
Comprehensive income:
Net income	--	--	--	--	10,203	10,203
Foreign currency translation adjustment	--	--	--	(176)	--	(176)
Net unrealized investment income	--	--	--	62	--	62
Total comprehensive income	--	--	--	(114)	10,203	10,089
Balances, September 30, 2011	18,860	$189	$115,841	$(404)	$5,738	$121,364

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2011 and 2010
(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$10,203	$7,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other non-cash items	4,388	3,219
Stock-based compensation expense	4,004	3,002
Tax benefits from stock-based payment arrangements	(1,658)	(4,528)
Deferred income tax	827	(56)
Accretion of investment income	(1,261)	(407)
Changes in operating assets and liabilities:
Accounts receivable	(2)	(325)
Prepaid expenses	(3,706)	(1,778)
Other current assets	623	(1,104)
Other assets	(288)	(82)
Accounts payable and accrued liabilities	(2,873)	7,143
Accrued compensation and related expenses	(2,597)	723
Deferred product revenues	2,445	(717)
Deferred services revenues	6,519	4,309
Net cash provided by operating activities	16,624	17,225

Investing activities:
Sales of available-for-sale investments	55,596	15,565
Purchases of available-for-sale investments	(83,083)	(34,678)
Purchases of property and equipment	(7,439)	(3,540)
Acquisition, net of cash	(13,376)	--
Net cash used in investing activities	(48,302)	(22,653)

Financing activities:
Proceeds from stock options exercised	5,962	1,830
Proceeds from issuance of common stock	387	261
Tax benefits from stock-based payment arrangements	1,658	4,528
Net cash provided by financing activities	8,007	6,619

Net increase (decrease) in cash and cash equivalents	(23,671)	1,191
Cash and cash equivalents, beginning of period	48,300	48,497
Cash and cash equivalents, end of period	$24,629	$49,688

Cash paid during the year for:
Interest	$2	$1
Income taxes	2,539	716

Other non-cash item:
Purchase of property and equipment payable at end of period	$14	$22

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (unaudited)

1.	FINANCIAL STATEMENT PRESENTATION

The shareholders of Interactive Intelligence, Inc. (“Interactive Intelligence”) at its 2011 Annual Meeting of Shareholders approved a proposal to reorganize Interactive Intelligence as a holding company incorporated in Indiana. Effective July 1, 2011, Interactive Intelligence Group, Inc. (“ININ Group”) replaced Interactive Intelligence as the publicly-held corporation. The reorganization is more fully described in the proxy statement/prospectus relating to the annual meeting of shareholders filed with the United States Securities and Exchange Commission (the “SEC”) on April 29, 2011. ININ Group is conducting the business previously conducted by Interactive Intelligence in substantially the same manner. In this Quarterly Report on Form 10-Q, the term the “Company” means Interactive Intelligence for the periods through and including June 30, 2011, and ININ Group for the periods after June 30, 2011. For further information, see Note 10 of these Notes to Condensed Consolidated Financial Statements.

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

During the nine months ended September 30, 2011, there were no material changes to the Company’s significant accounting policies or critical accounting estimates.

In September 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“FASB ASC 2009-13”), which addresses criteria for separating consideration in multiple-element arrangements. The guidance requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific objective (“VSOE”) evidence or other third-party evidence of the selling price (“ESP”) for the deliverables. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption was permitted.

The Company adopted FASB ASU 2009-13 on January 1, 2011. In arrangements that include hardware and software elements, the Company initially allocates the consideration in the arrangement to software and non-software items as groups. Then, the Company allocates the sales price of arrangements bundled with software and hardware based on the relative VSOE and/or ESP for each unit of accounting. This allocation has resulted in the shifting of revenues between software and hardware. As software revenue and hardware revenue are presented in the aggregate as “Product revenues” on the Statement of Income, there is no impact unless hardware is not delivered at period end.  This is the only time in which revenues will be impacted as the hardware items in the bundled arrangement are not recognized while the software related items are recognizable assuming all other recognition criteria are met. As such, this adjustment is only made when there is undelivered hardware at the end of a reporting period. As the majority of orders are fulfilled prior to the end of a reporting period, the adoption of this guidance has been, and is expected to continue to be, immaterial to the Company’s condensed consolidated financial statements.

In September 2009, the FASB issued FASB ASU 2009-14, Certain Revenue Arrangements that Include Software Elements (“FASB ASU 2009-14”), which excludes from the scope of the FASB’s software revenue guidance tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company adopted this guidance on January 1, 2011 and determined that FASB ASU 2009-14 does not apply to any of its product offerings. As such, the adoption of this guidance has had no impact on the Company’s results of operations.

In December 2010, the FASB issued FASB ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which amends FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“FASB ASC 805”). The updated guidance requires that if a public entity presents comparative financial statements, the acquirer should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This updated guidance also expands the supplemental pro forma disclosures to require a company to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption was permitted. The Company adopted this guidance on January 1, 2011, and there was no material impact on its consolidated financial statements.

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

In June 2011, the FASB issued FASB ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC Topic 220, Comprehensive Income. This updated guidance requires companies to report comprehensive income in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The updated guidance does not change what items are reported in other comprehensive income or the GAAP requirement to report reclassification of items from other comprehensive income to net income. The guidance is effective for public entities with fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. The Company does not plan to early adopt this guidance and does not expect a material impact on its condensed consolidated financial statements upon adoption.

In September 2011, the FASB issued FASB ASU 2011-08, Testing Goodwill for Impairment, which amends FASB ASC Topic 350, Intangibles – Goodwill and Other. This updated guidance allows an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before completing the two-step goodwill impairment test. If it is not more likely that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required to be performed. The guidance applies to both public and non-public entities and is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company plans to early adopt this guidance when completing its annual goodwill impairment test for the 2011 fiscal year and does not expect a material impact on its condensed consolidated financial statements upon adoption.

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

The following tables sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheet, measured at fair value as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at September 30, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money market funds	$722	$722	$--	$--
Total	$722	$722	$--	$--

Short-term investments:
Corporate notes	$29,056	$--	$29,056	$--
Agency bonds	7,111	--	7,111	--
Commercial paper	7,995	--	7,995	--
Total	$44,162	$--	$44,162	$--

Long-term investments:
Corporate notes	$21,230	$--	$21,230	$--
Agency bonds	1,000	--	1,000	--
Total	$22,230	$--	$22,230	$--

	Fair Value Measurements at December 31, 2010 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money market funds	$15,593	$15,593	$--	$--
Commercial paper	2,400	2,400
Total	$17,993	$17,993	$--	$--

Short-term investments:
Corporate notes	$20,803	$--	$20,803	$--
Agency bonds	8,882	--	8,882	--
Commercial paper	5,297	--	5,297	--
T-Bill	2,600	--	2,600	--
Total	$37,582	$--	$37,582	$--

4.	NET INCOME PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income, as reported (A)	$3,281	$3,503	$10,203	$7,826

Weighted average shares of common stock outstanding (B)	18,816	17,524	18,648	17,431
Dilutive effect of employee stock options	1,130	1,171	1,242	1,300
Common stock and common stock equivalents (C)	19,946	18,695	19,890	18,731

Net income per share:
Basic (A/B)	$0.17	$0.20	$0.55	$0.45
Diluted (A/C)	0.16	0.19	0.51	0.42

The Company’s calculation of diluted net income per share for the three and nine months ended September 30, 2011 and the same periods in 2010 excludes stock options to purchase approximately 360,000 and 924,000 shares and 307,000 and 911,000 shares of the Company’s common stock, respectively, as the effect would be anti-dilutive.

5.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s stock option plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended and as assumed by ININ Group (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. A maximum of 7,050,933 shares are available for delivery under the 2006 Plan, which consists of (i) 3,350,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant.

The Company grants four types of equity compensation awards, including three types of stock options and RSUs. The first type of stock option is non-performance-based subject only to time-based vesting and are granted by the Company as annual grants to executives and designated key employees, to certain new employees and to newly-elected non-employee directors. These stock options vest in four equal annual installments beginning one year after the grant date.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the requisite service period.

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

The fourth type of equity compensation awards granted to designated key employees by the Company are RSUs. Commencing in January 2011, the Company began granting RSUs to certain key employees. The fair value of the RSUs is determined on the date of grant and the RSUs vest in four equal annual installments beginning one year after the grant date. RSUs are not included in issued and outstanding common stock until the shares are vested and settlement has occurred.

The plans may be terminated by the Company’s Board of Directors at any time.

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718, Compensation – Stock Compensation for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense by category:
Cost of recurring revenues	$119	$68	$328	$159
Cost of services revenues	36	18	71	69
Sales and marketing	458	332	1,283	974
Research and development	392	285	1,196	881
General and administrative	406	326	1,126	922
Total stock-based compensation expense	$1,411	$1,029	$4,004	$3,005

Stock Option and Restricted Stock Unit Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model. There were no material changes in the way the assumptions were calculated as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The weighted-average estimated per option value of non-performance-based and performance-based options granted during the nine months ended September 30, 2011 and 2010 used the following assumptions:

	Nine Months Ended September 30,
Valuation assumptions for non-performance-based options:	2011	2010
Dividend yield	--%	--%
Expected volatility	62.42 - 63.10%	67.75 - 69.10%
Risk-free interest rate	0.69- 1.74%	1.72 - 2.06%
Expected life of option (in years)	4.25	4.25

	Nine Months Ended September 30,
Valuation assumptions for performance-based options:	2011	2010
Dividend yield	--%	--%
Expected volatility	65.55%	67.81%
Risk-free interest rate	1.97%	2.30%
Expected life of option (in years)	4.75	4.75

The Company granted performance-based options during the first quarter of 2011 and 2010.

	Nine Months Ended September 30,
Valuation assumptions for annual director options:	2011	2010
Dividend yield	--%	--%
Expected volatility	64.38%	64.43%
Risk-free interest rate	0.93%	1.41%
Expected life of option (in years)	3.50	3.50

The Company granted annual director options that vest one year after the grant date during the second quarter of 2011 and 2010.

RSUs are valued using the fair market value of the Company’s stock on the date of grant on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the nine months ended September 30, 2011:

	Options	Weighted- Average Exercise Price

Balances, beginning of year	3,129,373	$11.58
Options granted	354,500	32.54
Options exercised	(690,431)	8.62
Options cancelled, forfeited or expired	(13,883)	20.60
Options outstanding	2,779,559	14.94
Option price range	$2.55 – 37.76
Weighted-average fair value of options granted	$16.30
Options exercisable	1,599,865	$10.89

The following table sets forth a summary of RSU activity for the nine months ended September 30, 2011:

Awards

Balances, beginning of year	--
RSUs granted	117,007
RSUs released	--
RSUs forfeited	(667)
RSUs outstanding	116,340

  As of September 30, 2011, there were 1,262,847 shares of stock available for issuance for equity compensation awards under the 2006 Plan.

6.	CONCENTRATION OF CREDIT RISK

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of September 30, 2011 and December 31, 2010 or revenues for the three and nine months ended September 30, 2011 or September 30, 2010. With the exception of the revenues of the United States, no other country accounted for more than 10% of the Company’s revenues during the three and nine months ended September 30, 2011. The United States accounted for 64% and 62%, respectively, of the Company’s revenues during those periods.

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

The following table sets forth the items accounting for the difference between expected income tax expense at the 35% federal statutory rate compared to actual income tax expense recorded in the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected income tax expense at 35% tax rate	$1,729	$2,122	$5,453	$4,709
State taxes, net of federal benefit	204	424	618	952
Stock-based compensation expense related to non-deductible stock option expense	11	72	54	238
Disqualifying dispositions of stock options	(92)	(74)	(373)	(251)
Research tax credit	(150)	--	(448)	--
Other	39	17	152	(19)
Income tax expense	$1,741	$2,561	$5,456	$5,629

FASB ASC Topic 740, Income Taxes (“FASB ASC 740”), prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. The balance of the reserve was approximately $1.1 million at December 31, 2010. As of September 30, 2011, the reserve had increased to $1.3 million because of the current year increase in the tax credits.

During the quarter ended September 30, 2011, the Company determined that a tax position taken on previously filed state income tax returns no longer meets the “more likely than not” recognition threshold. As required under FASB ASC 740, the derecognizing of the tax position resulted in the creation of a reserve of $200,000, which included associated interest and penalties, in the quarter ended September 30, 2011.

The Company and its subsidiaries file federal income tax returns and income tax returns in various states and foreign jurisdictions. Tax years 2006 and forward remain open for examination for federal tax purposes and tax years 2005 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and other carryforwards at December 31, 2010 will remain subject to examination until the respective tax year is closed.

        The impact of foreign effective income tax rates on the Company’s overall effective income tax rates is immaterial due to the fact that the Company uses a cost plus basis for calculating taxes in most foreign tax jurisdictions in which the Company operates. A cost plus basis limits the taxes paid in these foreign jurisdictions to a markup of the costs that the Company incurs in these jurisdictions and is not tied to the actual revenues generated. As of September 30, 2011 and 2010, the recorded foreign tax expense and the related effect on the income tax rates were $160,000, or 1.0%, and $179,000, or 1.3%, respectively. The impact of the foreign effective income tax rates could become material as the Company expands its operations in foreign countries and calculates foreign income taxes based on operating results in those countries.

        During the third quarter of 2010, the Company utilized its remaining net operating losses generated from the exercise of stock options in prior years and began utilizing deferred tax assets generated from foreign withholding and research tax credits. At September 30, 2011, the Company had approximately $5.4 million of alternative minimum tax, federal and state research tax credit carryforwards and foreign tax credits available to offset taxes payable.

9.	ACQUISITIONS

CallTime Acquisition

        The Company entered into a stock purchase agreement, dated as of July 1, 2011, with CallTime Technology Sdn. Bnd., the ultimate parent company of CallTime Solutions Ltd. (“CallTime”). CallTime is based in Australia and New Zealand, and is an exclusive reseller of the Company’s solutions. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of CallTime’s outstanding capital stock for an aggregate purchase price of $11.4 million, funded with cash-on-hand. The Company deposited $2.1 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired CallTime as part of its growth strategy of accelerating business in key international markets. CallTime has been the Company’s largest revenue-producing reseller in Australia and New Zealand for the last three years. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of CallTime’s operations for the three months ended September 30, 2011 were included in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2011.

The preliminary purchase price allocations for the Company’s acquisition of CallTime are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

July 1, 2011
Cash and cash equivalents	$2,106
Accounts receivable	5,790
Property and equipment, net	419
Prepaid expenses	842
Intangible assets, net	2,410
Goodwill	9,619
Total assets acquired	21,186
Accounts payable and accrued liabilities	(3,537)
Accrued compensation and related expenses	(3,133)
Other liability, net	(329)
Deferred tax liability	(723)
Deferred services revenues	(2,093)
Net assets acquired	$11,371

The fair value of financial assets acquired includes accounts receivable with a fair and a contractual value of $5.8 million. The receivables consist of amounts due from customers for products sold and/or services rendered.

The Company has recorded a deferred tax liability of $723,000 associated with the intangible asset recorded in connection with the CallTime acquisition. This resulted in a corresponding adjustment recorded to goodwill. The Company is in the process of completing the valuation of a net operating loss associated with the acquisition of CallTime. Adjustments for this tax matter may result in a corresponding adjustment to goodwill. The Company expects the valuation to be completed in the fourth quarter of 2011.

Professional fees recognized as of September 30, 2011 totaled approximately $164,000, with approximately $41,000 recognized during the third quarter of 2011, and included transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to CallTime’s existing client base. Included within goodwill is the assembled workforce, comprised of 21 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of September 30, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Customer relationships	$2,410	$50	$2,360	12

Agori Acquisition

The Company entered into a stock purchase agreement, dated as of February 28, 2011, with the shareholders of Agori Communications, GmbH (“Agori”), a Frankfurt, Germany-based reseller of the Company’s solutions. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Agori’s outstanding capital stock for an aggregate purchase price of $4.9 million, including $808,000 related to the working capital of Agori, funded with cash-on-hand. The Company deposited $493,000 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired Agori as part of its growth strategy of accelerating business in key international markets. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of Agori’s operations for the three and nine months ended September 30, 2011 were included in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2011.

The preliminary purchase price allocations for the Company’s acquisition of Agori are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

February 28, 2011
Cash and cash equivalents	$815
Accounts receivable	1,098
Prepaid expenses	288
Property and equipment, net	123
Other assets, net	221
Intangible assets, net	2,670
Goodwill	2,344
Total assets acquired	7,559
Accounts payable and accrued liabilities	(812)
Accrued compensation and related expenses	(102)
Contingent liability	(370)
Deferred tax liability	(801)
Deferred services revenues	(548)
Net assets acquired	$4,926

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

Professional fees recognized as of September 30, 2011 totaled approximately $211,000, with approximately $34,000 recognized during the third quarter of 2011, and included transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

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

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of September 30, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Customer relationships	$2,670	$156	$2,514	10

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

Pro Forma Results

We have not furnished pro forma financial information related to our CallTime and Agori acquisitions because such information is not material individually or in the aggregate to the overall financial results of the Company.

Latitude Acquisition

The Company entered into a stock purchase agreement, dated as of October 5, 2010, with Global Software Services, Inc., doing business as Latitude Software (“Latitude”), a privately-held provider of accounts receivable management software and services. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Latitude’s outstanding capital stock for an aggregate purchase price of $15.6 million, including $1.6 million related to the working capital of Latitude, funded with cash-on-hand. The Company had deposited $1.1 million of the purchase price into an escrow account to ensure funds were available to pay any indemnification claims. Subsequent to September 30, 2011, these funds have been distributed to the former shareholders of Latitude. Latitude is operating as a subsidiary of the Company. The Company acquired Latitude as part of its growth strategy of adding industry-specific applications and expertise that complement the Company’s core products. The Company is continuing to create tighter integration between Latitude’s applications and its core Interaction Center Platform® technology, enhance Latitude solutions for first-party debt collections, incorporate Latitude’s solutions in the Company’s cloud-based offerings, and internationalize Latitude’s solutions. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of Latitude’s operations for the three and nine months ended September 30, 2011 included $2.3 million and $5.3 million, respectively, of revenues and $54,000 and $1.0 million, respectively, of net losses. Latitude’s results were included in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2011.

The purchase price allocations for the Company’s acquisition of Latitude are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

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

The Company recorded a deferred tax liability of $4.3 million associated with the intangible assets recorded in connection with the Latitude acquisition. This resulted in a corresponding adjustment recorded to goodwill. The Company is in the process of completing a research and development study for Latitude for 2010, which may result in a related research and development credit recorded as a deferred tax asset. Adjustments for these tax matters may result in a corresponding adjustment to tax expense. The Company expects the study to be completed in the fourth quarter of 2011.

Professional fees recognized as of September 30, 2011 for the Latitude acquisition totaled approximately $122,000, with all fees recognized prior to the third quarter of 2011 and include transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

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

	As of September 30, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Trade name	$1,670	$--	$1,670	Indefinite
Customer relationships	6,270	522	5,748	12
Core technology	980	75	905	13
Non-competition agreements	1,080	180	900	6
Total	$10,000	$777	$9,223

Pro Forma Results

The following table shows unaudited pro forma results of operations as if we had acquired Latitude on January 1, 2010 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Revenue	$44,287	$122,161
Net Income	3,574	8,881
EPS – Basic	0.20	0.51
EPS - Diluted	0.19	0.47

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the periods indicated.

10.	REORGANIZATION

The shareholders of Interactive Intelligence at its Annual Meeting of Shareholders on June 10, 2011, approved a proposal to reorganize Interactive Intelligence as a holding company incorporated in Indiana. The reorganization became effective July 1, 2011. In the reorganization:

           ●   Each outstanding share of Interactive Intelligence’s common stock automatically converted into one share of common stock of  ININ Group, and the current shareholders of Interactive Intelligence became shareholders of ININ Group on a one-for-one basis, holding the same number of shares and the same ownership percentage after the reorganization as they held prior to the reorganization.

           ●   Interactive Intelligence became a wholly-owned subsidiary of ININ Group.

   ●  All current subsidiaries of Interactive Intelligence became direct or indirect subsidiaries of ININ Group.

   ●   Each of the outstanding options to acquire shares of Interactive Intelligence’s common stock became options to acquire an identical number of shares of
        ININ Group common stock with the same terms and conditions as before the reorganization.

   ●   Each outstanding RSU became an RSU for an identical number of shares of ININ Group common stock.

   ●   Interactive Intelligence’s board of directors and executive officers became the board of directors and executive officers of ININ Group, holding the same positions.

   ●   ININ Group was listed on Nasdaq under “ININ”, Interactive Intelligence’s previous symbol.

   ●   ININ Group replaced Interactive Intelligence as the publicly held corporation.

        The primary objectives of the reorganization were to provide the Company with enhanced strategic, operational, and financing flexibility, improve its ability to determine financial results and profitability of different lines of business, and better manage tax expenses and exposure to liabilities. The reorganization is more fully described in the proxy statement/prospectus relating to the Annual Meeting of Shareholders filed with the SEC on April 29, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The following will be discussed and analyzed:

•	Forward-Looking Information

•	Overview

•	Financial Highlights

•	Historical Results of Operations

•	Comparison of Three and Nine Months Ended September 30, 2011 and 2010

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

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

Overview

The shareholders of Interactive Intelligence, Inc. (“Interactive Intelligence”) approved a proposal to reorganize Interactive Intelligence as a holding company incorporated in Indiana at the 2011 Annual Meeting of Shareholders.  Effective July 1, 2011, Interactive Intelligence Group, Inc. (“ININ Group”) replaced Interactive Intelligence as the publicly held corporation. The terms “we”, “us”, “our” or the “Company” mean Interactive Intelligence for the periods through and including June 30, 2011, and ININ Group for the periods after June 30, 2011. For further information see Notes 1 and 10 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We are a leading provider of software applications. Our principal product is a suite of applications that provides customers with a software-based multi-channel communications platform. We are a recognized leader in the worldwide contact center market, where our software applications provide a range of pre-integrated functionality.  We use this same platform to offer our solutions for business communications, including business process automation. Our solutions are delivered both on-premise and through “cloud-based” models hosted in our data centers. Our solutions are used by businesses and organizations in industries such as teleservices, financial services, higher education, utilities, healthcare, retail, technology, government and business services.

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

Our management monitors certain key measures to assess our financial results. In particular, we track trends on product orders, contracted professional services, and cloud-based orders from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to look for trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue and operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends and our expectations for the remainder of 2011, see “Financial Highlights” on page 17.

In addition to the above, our management monitors diluted earnings per share (“EPS”), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America (“GAAP”) and on a non-GAAP basis. Management uses non-GAAP EPS, non-GAAP net income and non-GAAP operating income to analyze our business. These non-GAAP measures include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments and exclude non-cash stock-based compensation expense, non-cash purchase accounting adjustments and non-cash income tax expense. During the fourth quarter of 2010, we began including purchase accounting adjustments in our GAAP to non-GAAP reconciliation and historical amounts shown below are presented using the revised format. These measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. Stock-based compensation expense and purchase accounting adjustments are primarily non-cash and income tax expense is partially non-cash. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense, purchase accounting adjustments and non-cash income tax expense amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also uses financial statements that exclude stock-based compensation expense related to stock options, purchase accounting adjustments and non-cash income tax expense for our internal budgets.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income, as reported	$3,281	$3,503	$10,203	$7,826
Purchase accounting adjustments:
Increase to revenues:
Recurring	64	--	162	8
Services	--	1	48	4
Reduction of operating expenses:
Customer relationships	257	9	625	27
Technology	35	16	105	48
Non-compete agreements	45	--	135	--
Acquisition costs	75	--	407	--
Total	476	26	1,482	87
Non-cash stock-based compensation expense:
Cost of recurring revenues	119	68	328	159
Cost of services	36	18	71	69
Sales and marketing	458	332	1,283	974
Research and development	392	285	1,196	881
General and administrative	406	326	1,126	922
Total	1,411	1,029	4,004	3,005
Non-cash income tax expense	636	2,410	1,912	5,198
Non-GAAP net income	$5,804	$6,968	$17,601	$16,116

Operating income, as reported	$4,685	$5,607	$15,097	$14,254
Purchase accounting adjustments	476	26	1,482	87
Non-cash stock-based compensation expense	1,411	1,029	4,004	3,005
Non-GAAP operating income	$6,572	$6,662	$20,583	$17,346

Diluted EPS, as reported	$0.16	$0.19	$0.51	$0.42
Purchase accounting adjustments	0.02	0.00	0.07	0.00
Non-cash stock-based compensation expense	0.07	0.06	0.20	0.16
Non-cash income tax expense	0.04	0.12	0.10	0.28
Non-GAAP diluted EPS	$0.29	$0.37	$0.88	$0.86

Financial Highlights

The table below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2010, 2009 and 2008 and the percentage change over the previous period.

Period	Revenues	Year-Over-Year Growth %
Three Months Ended:
September 30, 2011	$52.1	25%
June 30, 2011	52.0	34%
March 31, 2011	47.7	36%
December 31, 2010	50.7	41%
September 30, 2010	41.8	26%

Year Ended December 31:
2010	$166.3	27%
2009	131.4	8%
2008	121.4	10%

        On October 5, 2010, we entered into a stock purchase agreement with the shareholders of Global Software Services, Inc., doing business as Latitude Software (“Latitude”), where we purchased 100% of the outstanding capital stock of Latitude. In addition, on February 28, 2011 we entered into a stock purchase agreement with the shareholders of Agori Communications GmbH (“Agori”), where we purchased 100% of Agori’s outstanding capital stock. On July 1, 2011, we entered into a stock purchase agreement with CallTime Technology Sdn. Bhd., the ultimate parent company of CallTime Solutions Ltd. (“CallTime”), where we purchased 100% of CallTime’s outstanding capital stock. Additional details of each acquisition are as follows:

Company	Description of Company	Purchase Price	Funding of Purchase Price	Working Capital Amount Acquired	Escrow Amount	# of Employees
Latitude	Provider of accounts receivable management software and services	$15.6 million	Cash on hand	$1.6 million	$1.1 million	40

Agori	Reseller	$4.9 million	Cash on hand	$808,000	$493,000	16

CallTime	Reseller	$11.4 million	Cash on hand	$1.4 million	$2.1 million	21

Total revenues, including these acquisitions, increased 25% and 31% during the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, while our revenue growth rate excluding acquisitions was 16% and 25% during the three and nine months ended September 30, 2011, respectively, compared to the prior year. The dollar amount of orders we received increased slightly during the third quarter of 2011 compared to the same quarter a year ago when we experienced a significant increase in orders compared to 2009. The majority of the revenue increase was due to increased renewal and support fees as well as increased revenues related to our cloud-based solutions. During the third quarter of 2011, we received a significant cloud-based order for $10.0 million in future revenues that will be recognized over the next five years. Due to the fact that cloud-based orders are deferred and recognized ratably over the life of the contract, whereas premise orders are generally recognized upfront, the mix of orders received will continue to impact revenues recognized in future periods.

Total expenses increased 31% and 35%, respectively, during the three and nine months ended September 30, 2011 compared to the same periods in 2010 and as a percentage of revenue were 91% and 90%, respectively. These increases resulted from the continued investment in our operations primarily through increasing our staffing company-wide, including staffing additions as a result of our recent acquisitions, and increased expenses for outside professional services associated with the restructuring of the company, recent acquisitions and various other legal matters within the normal course of business. For the nine months ended September 30, 2011, we recognized foreign currency gains of $262,000 compared to a foreign currency loss of $1.0 million for the nine months ended September 30, 2010. Our effective tax rate in 2011 was 35%, a decrease from 41% and 42% during the three and nine months ended September 30, 2010, respectively. Overall, our net income decreased 6% during the three months ended September 30, 2011 and increased 30% during the nine months ended September 30, 2011 compared to the same periods in 2010.

Cloud-based orders increased in the third quarter of 2011 to 31% of total orders from 17% of total orders in the third quarter of 2010.  Contracts for our cloud-based orders have an initial duration of one to five years with an average initial duration of three years. We currently have $29.5 million of unrecognized cloud-based revenues. During 2010 and 2011, we expanded our cloud offerings by opening data centers in the United Kingdom, Germany, Japan and Australia as we anticipate more interest in our cloud-based solutions. In addition to these new data centers, we increased our sales and marketing focus on obtaining new customers for our cloud-based solutions, expanded our professional services personnel to support our cloud-based offerings and added development resources to continually improve our cloud-based offerings. Some of the costs for this expansion such as equipment costs are recognized over time, but other costs such as salary and travel-related expenses are recognized as incurred. As we continue to expand our cloud-based offerings, the operating margins associated with these offerings will be lower than our long-term expectations; however, we believe that over time, these operating margins will be similar to our current gross margin. If our cloud-based business had operated at a 70% gross margin for the nine months ended September 30, 2011, our total consolidated operating income would have been $26.4 million, with an operating margin of 17.4%, compared to our actual operating income of $20.8 million, with an operating margin of 13.7%.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product	43%	49%	44%	47%
Recurring	46	40	44	42
Services	11	11	12	11
Total revenues	100	100	100	100
Cost of revenues:
Product	13	15	13	14
Recurring	12	10	11	10
Services	8	6	8	6
Amortization of intangible assets	--	--	--	--
Total cost of revenues	33	31	32	30
Gross profit	67	69	68	70
Operating expenses:
Sales and marketing	29	29	29	29
Research and development	18	17	17	18
General and administrative	10	10	11	10
Amortization of intangible assets	1	--	1	--
Total operating expenses	58	56	58	57
Operating income	9	13	10	13
Other income:
Interest income, net	--	--	--	--
Other expense	--	1	--	(1)
Total other income	--	1	--	(1)
Income before income taxes	9	14	10	12
Income tax expense	3	6	3	5
Net income	6%	8%	7%	7%

Comparison of Three and Nine Months Ended September 30, 2011 and 2010

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

Product Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Product revenues	$22,190	$20,671	$67,451	$54,772
Change from prior year period	7%	32%	23%	21%
Percentage of total revenues	43%	49%	44%	47%

Product revenues increased $1.5 million, or 7%, during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The dollar amount of product orders received during the third quarter of 2011 decreased 5% from the same quarter in 2010, when we experienced a significant increase in orders compared to 2009. Even though the dollar amount of orders received decreased, product revenues increased period-over-period primarily due to orders being recognized during the quarter that had previously been deferred and an 18% increase in hardware revenues, as an increasing number of large implementations involved the combination of our software and hardware.

During the nine months ended September 30, 2011, product revenues increased $12.7 million, or 23%, compared to the same period in 2010 primarily due to an 18% increase in the dollar amount of product orders received. The dollar amount of orders received from new and existing customers increased 14% and 21%, respectively, compared to the nine months ended September 30, 2010. During the first nine months of 2011, we received 49 product orders over $250,000, including nine over $1.0 million, compared to 36 product orders over $250,000, including nine over $1.0 million, during the first nine months of 2010. The dollar amount of hardware orders received increased 30% during the nine months ended September 30, 2011, as an increasing number of large implementations involved the combination of our software and hardware.

Not all software and hardware product orders are recognized as revenues when they are received because of certain contractual terms or the collection history with particular customers or partners. Consequently, product revenues for any particular period not only reflect the orders received and recognized in the current period but also include certain orders received but deferred in previous periods and recognized in the current period. In addition, a portion of product orders are related to maintenance and support, and they are recognized over the maintenance and support period as recurring revenues.

Recurring Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Recurring revenues	$24,185	$16,595	$66,974	$48,842
Change from prior year period	46%	16%	37%	19%
Percentage of total revenues	46%	40%	44%	42%

Recurring revenues include the portion of license arrangements allocated to maintenance and support from perpetual and annually renewable contracts, renewals of annually renewable licenses and maintenance contracts, and revenues from our cloud-based services. Revenues related to our renewal and support fees represented approximately 87% of our total recurring revenues for the three and nine months ended September 30, 2011 and approximately 91% and 92% of our total recurring revenues for the three and nine months ended September 30, 2010, respectively.  The breakdown of the recurring revenue for the three and nine months ended September 30, 2011 and 2010 was as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Renewal and support fees	$21,088	$15,144	$5,944	39%	$58,435	$44,821	$13,614	30%
Cloud-based revenues	3,061	1,402	1,659	118%	8,435	3,904	4,531	116%
Other	36	49	(13)	(27)%	104	117	(13)	(11)%

Recurring revenues increased $7.6 million, or 46%, during the three months ended September 30, 2011 compared to the same period in 2010, primarily due to an increase in renewal and support fees of $6.0 million in 2011 resulting from an increase in our installed base of customers and related support fees. In addition, cloud-based revenues increased $1.7 million year-over-year as more customers selected our cloud-based solutions. Revenues from our Latitude cloud-based solution accounted for $752,000 of this increase.

Recurring revenues increased $18.1 million, or 37%, during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to an increase in renewal and support fees of $13.6 million and revenues from our cloud-based applications of $4.5 million. Revenues from our Latitude cloud-based solution accounted for $2.2 million of this increase. The increase in renewal and support fees was primarily due to an increased number of our installed base of customers and related support fees. Revenues from our cloud-based applications increased due to an increased number of cloud-based customers as we continue to see the demand for our cloud-based solution grow.

Renewal rates for license and support fees in the three and nine months ended September 30, 2011 were consistent with the renewal rates in the three and nine months ended September 30, 2010.

Revenues from cloud-based contracts are primarily recognized ratably over the life of the contract, which is typically three to four years. Our unrecognized cloud-based revenues were $29.5 million and $13.6 million as of September 30, 2011 and 2010, respectively. These amounts of unrecognized revenues are not included in deferred revenues on our balance sheet, but the amounts represent the remaining minimum value of non-cancellable agreements and have not been billed to the customers. We invoice the customer monthly for the services performed under cloud-based contracts.

We believe recurring revenues will continue to grow, as we have seen a growing demand for our cloud-based solutions, and as we continue to expand our cloud-based offerings worldwide through the recent establishment of data centers in Australia, Germany, Japan and the United Kingdom.

Services Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Services revenues	$5,765	$4,565	$17,426	$12,051
Change from prior year period	26%	42%	45%	29%
Percentage of total revenues	11%	11%	12%	10%

Services revenues primarily include revenues related to professional services and education.

Services revenues increased $1.2 million, or 26%, during the three months ended September 30, 2011 and $5.4 million, or 45%, during the nine months ended September 30, 2011 compared to the same periods in 2010. The increases during both periods were primarily due to larger engagements with larger implementations as we signed larger direct contracts with both premise-based and cloud-based customers.

Services revenues have and will continue to fluctuate based on the number of attendees at our educational classes and the amount of assistance our customers and partners need for implementation. We believe services revenues will continue to grow as product revenues increase, order sizes increase and the number of direct customers increases.

Cost of Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Cost of revenues:
Product	$6,689	$6,198	$19,277	$16,499
Recurring	6,479	4,302	17,574	11,768
Services	4,158	2,465	11,789	6,783
Total cost of revenues	$17,326	$12,965	$48,640	$35,050
Change from prior year period	34%	36%	39%	21%
Product cost as a % of product gross revenues	30%	30%	29%	30%
Recurring cost as a % of recurring gross revenues	27%	26%	26%	24%
Services cost as a % of services gross revenues	72%	54%	68%	56%

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

        Cost of product revenues increased $491,000, or 8%, during the third quarter of 2011 compared to the same quarter in 2010 primarily because more customers purchased hardware directly from us for their implementations which resulted in a corresponding increase in the costs related to this third-party hardware. Partially offsetting this increase was a decrease in the cost of royalty expense related to a license for intellectual property. Costs of product can fluctuate depending on the functionality that the customer desires.

During nine months ended September 30, 2011, cost of product revenues increased $2.8 million, or 17%, compared to the nine months ended September 30, 2010 as more customers chose to purchase our hardware offerings which resulted in a corresponding increase in the costs related to this third-party hardware.

Cost of Recurring Revenues

Cost of recurring revenues consists primarily of compensation expenses for technical support personnel and costs associated with our cloud-based offerings. These costs increased $2.2 million, or 51%, during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to an increase in compensation expenses of $1.2 million resulting from a 44% increase in the number of maintenance staff, support personnel and employees associated with the delivery of our cloud-based solutions. Approximately 42% of this increase in staffing was the result of our recent acquisitions. In addition, expenses related to the data centers for our cloud-based offerings, including such costs as telecommunications and depreciation, increased $413,000 during the third quarter of 2011 compared to the third quarter of 2010.

 Cost of recurring revenues increased $5.8 million, or 49%, during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to an increase in compensation expense of $3.0 million and an increase in travel and entertainment expense of $327,000 resulting from an increase in the number of maintenance staff, support personnel and employees associated with the delivery of our cloud-based solutions. A portion of this increase in staffing was a result of our recent acquisitions. In addition, expenses related to the data centers for our cloud-based offerings, including such costs as telecommunications and depreciation, increased $1.4 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

During 2010 and 2011, we expanded our cloud-based offerings by opening four additional data centers internationally. Some of the costs related to this expansion such as equipment costs are recognized over time, but other costs such as salary and travel-related expenses are recognized as incurred. As we continue to expand our cloud-based offerings, the operating margins associated with these offerings will be lower than our long-term expectations; however, we believe that over time, these operating margins will be similar to our current gross margin. In addition, although some costs related to our cloud-based offerings are fixed, others are variable based on usage and call volume and, therefore, we would expect costs of recurring expenses to increase as the revenues from these customers are recognized.

Cost of Services Revenues

Cost of services revenues consists primarily of compensation expenses for professional services and education personnel. These costs increased by $1.7 million, or 69%, during the third quarter of 2011 compared to the same period in 2010, primarily due to an increase in compensation expense of $1.7 million as staffing increased 79% in these departments. The increase in staffing was due to an increased number and size of customer installations. In addition, approximately 32% of this increase in staffing was a result of our recent acquisitions. We also experienced increases in travel and entertainment expense and corporate allocated expenses resulting from this staffing increase. Partially offsetting these increases was the deferral of professional services costs, which increased $431,000 compared to the same period in 2010, related to our cloud-based applications that will be recognized ratably over the life of the related cloud-based contracts.

Cost of services revenues increased by $5.0 million, or 74%, during the nine months ended September 30, 2011, compared to the same period in 2010, primarily due to an increase in compensation expense of $4.1 million as staffing increased in these departments. The increase in staffing was due an increased number and size of customer installations. In addition, a portion of the increase in staffing was a result of our recent acquisitions. We also experienced increases in travel and entertainment expense and corporate allocated expenses resulting from this staffing increase. Partially offsetting these increases was the deferral of professional services costs, which increased $570,000 compared to the nine months ended September 30, 2010, related to our cloud-based applications that will be recognized ratably over the life of the related cloud-based contracts.

Although revenue related to our professional and education services increased during the three and nine months ended September 30, 2011 compared to the same periods in 2010, the margin on services decreased in the 2011 periods in part due to the fact that not all recently hired employees were at full utilization. We expect the margin to remain under 30% during the fourth quarter of 2011.

Gross Profit	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Gross profit	$34,779	$28,850	$103,106	$80,567
Change from prior year period	21%	22%	28%	21%
Percentage of total revenues	67%	69%	68%	70%

Gross profit as a percentage of total revenues in any particular period reflects the amount of product, recurring and services revenues recognized and the cost of product, recurring and services incurred.

Gross profit increased by $5.9 million, or 21%, and $22.5 million, or 28%, respectively, during the three and nine months ended September 30, 2011 compared to the same periods in 2010 as a result of the impact of the factors discussed above.

Operating Expenses

Sales and Marketing	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Sales and marketing expenses	$15,223	$12,106	$44,700	$33,938
Change from prior year period	26%	25%	32%	18%
Percentage of total revenues	29%	29%	29%	29%
Percentage of net product and cloud-based revenues	96%	85%	92%	89%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our sales, marketing and channel management operations. These expenses increased by $3.1 million, or 26%, during the third quarter of 2011 compared to the third quarter of 2010 primarily due to an increase in compensation expense of $1.8 million and an increase in travel related expenses of $333,000 as sales and marketing staffing increased 32%. Additionally, corporate marketing expenses increased $475,000 year-over-year due to increased spending on promotional events and various advertising and lead generating activities.

Sales and marketing expenses increased by $10.8 million, or 32%, during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to an increase in compensation expense of $6.7 million, an increase in travel related expenses of $931,000 and an increase in corporate allocated expenses of $547,000 as sales and marketing staffing increased. Additionally, corporate marketing expenses increased $2.0 million year-over-year due to increased spending on promotional events and various advertising and lead generating activities.

We expect sales and marketing expenses will increase in future periods as we continue to increase sales and marketing staffing and expand our promotional and branding initiatives. We believe that investment in sales and marketing is critical to our future growth.

Research and Development	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Research and development expenses	$9,243	$7,193	$26,104	$20,563
Change from prior year period	28%	17%	27%	16%
Percentage of total revenues	18%	17%	17%	18%

Research and development expenses are comprised primarily of compensation and depreciation expenses. These expenses increased by $2.1 million, or 28%, and $5.5 million, or 27%, respectively, during the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 primarily due to an increase in compensation expense of $1.9 million and $5.1 million, respectively, resulting from a 31% increase in research and development staffing year-over-year.

We believe that investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions. As a result, we expect research and development expenses will continue to increase in future periods.

General and Administrative	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
General and administrative expenses	$5,326	$3,935	$16,445	$11,784
Change from prior year period	35%	11%	40%	16%
Percentage of total revenues	10%	9%	11%	10%

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense. These expenses increased $1.4 million, or 35%, during the third quarter of 2011 compared to the same period in 2010 due in part to an increase in compensation expense of $578,000 as a result of an increase in staffing of 30%. In addition, intangible amortization expense increased due to the acquisition of Agori and CallTime during 2011 and outside professional and legal services increased due to our recent acquisitions and various other legal matters within the normal course of business.

General and administrative expenses increased $4.7 million, or 40%, during the nine months ended September 30, 2011 compared to the same period in 2010 due in part to an increase in compensation expense of $1.8 million as a result of an increase in staffing. Additionally, expenses related to intangible amortization increased due to acquisitions during 2011 and outside professional and legal services increased due to our establishment of a holding company structure, our recent acquisitions and various other legal matters within the normal course of business.

We expect that general and administrative expenses will increase as we continue to acquire companies and expand our infrastructure consistent with our growth strategy.

Other Income (Expense)

Interest Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$92,708	$80,538	$88,452	$75,255
Interest income	164	120	299	228
Return on investment (annualized)	0.71%	0.60%	0.45%	0.40%

Interest income, net, primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which were not material in any years reported, are also included in this category.

Interest earned on investments increased during the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 as a result of higher average cash balances as our cash position has grown. In addition, in March 2011 we began investing in investments with maturities ranging from one to three years, which has resulted in a higher return on our investments.

We continue to monitor the allocation of funds in which we have invested to maximize our returns on investment within our established investment policy. We have no investments in subprime assets.

Other Income (Expense), Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Other income (expense), net	$337	$457	$562	$(799)

Other income (expense), net includes foreign currency transaction gains and losses, which can fluctuate based on the amount of receivables that are generated in certain international currencies (particularly the euro), the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period. Other income (expense) included foreign currency gains of $172,000 and $262,000 during the three and nine months ended September 30, 2011, respectively, compared to a foreign currency gain of $337,000 and a foreign currency loss of $1.0 million during the three and nine months ended September 30, 2010, respectively. The gain in 2011 was primarily related to the transfer of cash to Australia at the end of June 2011 to acquire CallTime on July 1, 2011. The loss in 2010 was related to an overall weakening of the euro and pound sterling in relation to the U.S. dollar. In May 2010, we instituted a currency hedging program to help mitigate future effects of fluctuations in the foreign exchange rates on cash and receivables.

Income Tax Expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Income tax expense	$1,741	$2,561	$5,456	$5,629

Our effective tax rate for the three and nine months ended September 30, 2011 was 35% and the effective tax rate for the three and nine months ended September 30, 2010 was 41% and 42%, respectively. The effective tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes. For the three and nine months ended September 30, 2011, we expect to pay $1.1 million and $3.5 million, respectively, in taxes, with the remaining amounts offset by various credits and deductions.

Liquidity and Capital Resources

We generate cash from the collection of payments related to licensing our products as well as from selling hardware, renewals of annual licenses and maintenance and support agreements, and the delivery of other services. During the nine months ended September 30, 2011, we also received $6.0 million in cash from the exercise of stock options and $387,000 from purchases of common stock under our 2000 Employee Stock Purchase Plan. We use cash primarily for funding ongoing operations, capital purchases and acquisitions. We continue to be debt free.

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

	September 30, 2011	December 31, 2010
	($ in thousands)
Cash and cash equivalents	$24,629	$48,300
Short-term and long-term investments	66,392	37,582
Total liquidity	$91,021	$85,882

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of investments is reported as a source of cash.

As of September 30, 2011 and December 31, 2010, we had accounts with Euro balances of approximately $6.1 million and $5.6 million, respectively, British pound balances of $1.7 million and $207,000, respectively, Australian dollar balances of $2.1 million and $72,000, respectively, and balances of eight other foreign currencies totaling $877,000 and $260,000, respectively.

The majority of cash held in foreign accounts is the property of the Company. We believe that these funds can be transferred into the U.S. with no tax consequences. As of September 30, 2011, the Company held a total of $19.4 million in its various foreign bank accounts and our foreign subsidiaries held a total of $5.2 million in their various bank accounts. Our foreign subsidiaries had $7.9 million in undistributed earnings as of September 30, 2011. If we were to repatriate all of those earnings to the Company in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $810,000.

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2011	2010

Beginning cash and cash equivalents	$48,300	$48,497
Cash provided by operating activities	16,624	17,225
Cash used in investing activities	(48,302)	(22,653)
Cash provided by financing activities	8,007	6,619
Ending cash and cash equivalents	$24,629	$49,688

Cash provided by operating activities during both periods was generated primarily by our net income adjusted for routine fluctuations in our operating assets and liabilities. The cash used in investing activities during the nine months ended September 30, 2011 increased compared to the same period in 2010 due to the continued transferring of a portion of our cash to short-term and long-term investments as well as the purchase of Agori during the first quarter of 2011 and CallTime during the third quarter of 2011. Cash provided by financing activities during both periods was primarily due to tax benefits from stock-based payment arrangements and proceeds from stock options exercised.

Contractual Obligations

As of September 30, 2011, we had additional purchase obligations since December 31, 2010 totaling $2.1 million to be paid out over the next year for company sponsored conferences and product enhancements. As of September 30, 2011, $528,000 of this total amount had been paid. In addition, on July 1, 2011, we entered into an operating lease for a product distribution center in Indianapolis, Indiana which expires on August 31, 2016. There have been no other material changes to our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of September 30, 2011.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Australian dollar and the Euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. During 2010, we began hedging both our accounts receivable and cash that are held in Euros due to the effects of the fluctuations in the foreign currency exchange rates. Prior to 2010, we had not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations would have a greater impact on us and may have an adverse effect on our results of operations. For the three and nine months ended September 30, 2011, our foreign currency transaction gains amounted to $172,000 and $262,000, respectively.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of three years or less and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at September 30, 2011, the fair value of our portfolio would decrease by approximately $537,000.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

We may not obtain the expected benefits of our reorganization into a holding company.

We believe our reorganization into a holding company will provide us with benefits in the future. These expected benefits may not be obtained if market conditions or other circumstances prevent us from taking advantage of the strategic, business and financing flexibility that it affords us. As a result, we may have incurred the costs of creating the holding company without realizing the possible benefits. In addition, the holding company structure may not be successful in insulating the liabilities of our subsidiaries from each other or from ININ Group. For example, creditors and/or other third parties may challenge the impact of the holding company structure and any subsequent transfers of assets on our relationship with them.

As a holding company, ININ Group depends in large part on dividends from its operating subsidiaries to satisfy its obligations.

ININ Group is a holding company with no business operations of its own. Its only significant assets are the outstanding capital stock of its subsidiaries. As a result, it relies on funds from its current subsidiaries and any subsidiaries that it may form in the future to meet its obligations.

Although we expect that the contemplated distribution of Latitude stock and the transfer of assets to newly created subsidiaries of ININ Group by Interactive Intelligence will not result in any immediate federal income tax liability to ININ Group or Interactive Intelligence, the Internal Revenue Service may disagree.

We expect that the contemplated distribution of Latitude stock and the transfer of assets to newly created subsidiaries of ININ Group by Interactive Intelligence will not result in any immediate federal income tax liability to ININ Group or Interactive Intelligence. However, neither ININ Group nor Interactive Intelligence has requested nor will request a private letter ruling from the Internal Revenue Service as to the tax consequences of the distribution or transfer. As a result, the Internal Revenue Service could take the position that the distributions and/or transfer do not constitute a tax-free transaction. In such case, Interactive Intelligence may be treated as having instead made a taxable distribution(s), which could result in material tax liability to Interactive Intelligence or ININ Group. In addition, ININ Group may incur state income tax as a result of the distribution and/or transfer, but we do not believe that these taxes will be material.

Item 6.	Exhibits.

(a)	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation of Interactive Intelligence Group, Inc., as currently in effect	S-4/A (Registration No. 333-173435)	Annex II to the Proxy Statement / Prospectus	4/27/2011

3.2	By-Laws of Interactive Intelligence Group, Inc., as currently in effect	S-4/A (Registration No. 333-173435)	Annex III to the Proxy Statement / Prospectus	4/27/2011

10.1	Assumption and General Amendment of Company Plans, dated as of July 1, 2011, between Interactive Intelligence, Inc. and Interactive Intelligence Group, Inc.	8-K	10.1	7/6/2011

10.2	Assumption of Non-Employee Director Change of Control Agreements, dated as of July 1, 2011, between Interactive Intelligence, Inc. and Interactive Intelligence Group, Inc.	8-K	10.2	7/6/2011

10.3	Form of Assignment, Assumption, Consent and Amendment to Change of Control and Retention Agreement, dated as of July 1, 2011, by and among Interactive Intelligence, Inc., Interactive Intelligence Group, Inc. and each of Gary R. Blough, William J. Gildea III, Stephen R. Head, Hans W. Heltzel, Pamela J. Hynes and Joseph A. Staples	8-K	10.3	7/6/2011

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following materials from Interactive Intelligence Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.
X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: November 9, 2011	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)