Form 10-K
period 2011-12-31
Interactive Intelligence Group, Inc.
filed 2012-03-15
CIK 1517650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
*TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________
Commission File Number 000-54450

INTERACTIVE INTELLIGENCE GROUP, INC. (Exact name of registrant as specified in its charter)

Indiana (State or Other Jurisdiction of Incorporation)	45-1505676 (IRS Employer Identification No.)

7601 Interactive Way Indianapolis, IN 46278 (Address of principal executive offices, including zip code)

(317) 872-3000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC (The NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑

Assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price per share of the registrant’s common stock on June 30, 2011 as reported on The NASDAQ Global Select Market on that date was $500,672,812.

As of February 29, 2012, there were 19,126,978 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated by reference from portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

PART I.

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects”, “anticipates”, “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those set forth in the Part I, Item 1A “Risk Factors” section of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS.

Overview

Effective July 1, 2011, Interactive Intelligence Group, Inc., an Indiana corporation, (“Interactive Intelligence”, “we”, “us”, or “our”) became the successor reporting company to Interactive Intelligence, Inc., an Indiana corporation (“ININ Inc.”), pursuant to a corporate reorganization approved by the shareholders of ININ Inc. at its 2011 annual meeting of shareholders (the “Reorganization”).  We are a recognized leader in the global market for contact center and business communications solutions, offering a suite of applications that can be deployed as a cloud-based or on-premise multichannel communications platform. This platform is also the foundation of our solutions for unified communications and business process automation. Our solutions are used by businesses and organizations across a wide range of industries, including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services.

Our software has been licensed by customers since 1997. We market and distribute solutions around the globe, directly to customers and through a channel of approximately 350 various types of partners. Our software applications are available in 23 languages and our solutions have been installed in more than 100 countries.

Our partners and certain customers become certified through our professional education curriculum to implement, customize, and service our products. Customers are supported by our global support network of company technical professionals and implementation partners.

Recent company recognitions include the following:

•	Gartner, Inc., Leader’s Quadrant, 2011 “Magic Quadrant for Contact Center Infrastructure, Worldwide” report, dated June 27, 2011;

•	Number 219 in the Top 500 Global Software and Service Providers list (eleventh consecutive year listed), Software Magazine;

•	Number 8 among America's 100 Best Small Companies, Forbes Magazine, from the November 22, 2011 issue;

•	2011 Company of the Year, Contact Center Systems North America, Frost & Sullivan (second consecutive year); and

•	2011 Top 25 “Need to Know Vendors,” Unified Communications and VoIP, Computer Reseller News.

Our Quality Management System has been ISO 9001 certified since December 2004 and was re-certified in December 2010.  We recently completed the annual surveillance audit marking our seventh consecutive year of maintaining a certified Quality Management System.

Industry Overview and Current Developments

The increased use of cloud-based services, voice over internet protocol (“VoIP”), eServices, content management, business process automation and various media types, such as social media and Short Message Service (“SMS”) text messaging, continues to cause a major shift in business communications technologies. Organizations in many industries continue to move from one-dimensional, hardware-based private branch exchange (“PBX”) phone systems to multichannel software platforms that support a broad list of applications, and deploy these platforms through either cloud-based or on-premise solution offerings. Such platforms incorporate internet protocol (“IP”) telephony and a unified communications approach to bring networks, information and voice and data applications together. This enables organizations to automate processes to improve organizational effectiveness and reduce communications equipment costs.

IP technologies have allowed many businesses to transfer voice traffic from circuit-switched networks and bulky hardware equipment to more agile “converged” voice and data networks, applications servers, and lower-cost end-user devices. One result of this transition is that traditional PBX phone system hardware, which many established PBX vendors are slowly phasing out of their product lineups, is being replaced by software-based IP PBX and IP contact center solutions. This transition to IP-based products is a key driver in the sales process.  A second important market trend is the various options available to deploy and implement IP-based solutions, including cloud-based, on-premise and hybrid cloud-based/on-premise.

According to industry analysts at Gartner, Inc., unified communications are the “direct result of convergence in communication networks and applications.” Microsoft Corporation (“Microsoft”) has defined unified communications as a solution that “bridges the gap between telephony and computing to deliver real-time messaging, voice and conferencing to the desktop environment.” The term “unified communications” has also been defined in other ways, primarily by vendors that package collections of products for voice, data, conferencing, video and mobility into single offerings. The convergence of voice and data communications, typically on IP networks leveraging open standards software platforms and integrated application suites, is becoming the accepted standard for individuals, groups and organizations to communicate. Unified communications products based on software solutions and equipment such as servers, gateways and IP-based phones and end-user devices are reducing administration costs over their proprietary hardware counterparts, while at the same time enabling organizations to facilitate the integration and use of enterprise communication methods such as presence management, conferencing, video conferencing, messaging, and other “unified” features in addition to voice.

Businesses and their customers have long utilized voice communications media such as the telephone, voice mail and the fax machine to interact. The Internet has expanded communications media to include additional channels for email, web chat sessions, web callback requests, VoIP calls, text messages, videos, and social media. With improved customer service as an ongoing objective, many companies are deploying web-oriented applications for email management, knowledge management and web auto response for customer inquiries and frequently asked questions (“FAQs”), and web collaboration and other online services to raise service levels. Tools to monitor and respond to customer comments on social media networks are also now generally available to support customer service initiatives. Though many online services are unified in an application’s approach, most companies still support online media channels using separate email platforms, web servers, chat servers and other disjointed equipment that can lead to inconsistencies and inefficiencies across customer touch points.

Cloud-based offerings allow service providers to maintain the core communications system in data centers and extend system functionality to customer sites. The cloud-based model, commonly referred to as “cloud-based services,” “hosted services,” “on-demand services,” or “cloud computing,” provides increased flexibility to address an organization’s requirements for predictability, security and control. The cloud-based model additionally offers faster deployment times, requires minimal capital expenditures for on-premise equipment at the customer location, and reduces information technology (“IT”) requirements for system administration and maintenance compared to on-premise communications infrastructures. Organizations further benefit from this model as service providers implement enhanced solutions and deploy new services, monitor network security and provide disaster recovery support as part of their overall cloud-based service offerings.

Conventional call centers consist of phone banks and users handling inbound and outbound calls. While managing only a single communications channel, these “call-only” centers still require multipoint systems consisting of a PBX, an automatic call distributor (“ACD”), and an automated attendant to handle voice-based interactions, along with optional systems such as an interactive voice response (“IVR”) system, a predictive outbound dialer and a call logger. Many call centers spend time and money to integrate these and other disparate phone system devices. Today, many conventional call centers continue the transformation from call-only centers to multichannel “contact centers” by incorporating all-in-one communications technologies. Such technologies present email, web interaction, messaging capabilities and social media alongside phone calls to offer customers a wider range of contact options and service and support channels. Given the growing availability and use of cloud-based services, some call centers are finding it more cost-effective to make the transition to multichannel contact center functionality via the cloud, since on-premise equipment and integrations are seldom required and capital costs are minimized or eliminated.

Content management has grown increasingly important for organizations in such industries as insurance, financial services, and healthcare that circulate large amounts of sensitive information internally and externally. Government agencies and other organizations tasked with managing confidential data are also putting greater emphasis on content management as they continue to archive information in larger volumes. Much like newer software-based solutions for converged voice and data communications and business process automation, many contemporary solutions for content management are server-based applications. End-users of content management systems can typically range from enterprise business users to contact center users, insurance agents and claims adjusters, banking loan officers, healthcare professionals, human resources personnel and similar users who routinely must access documents and information in the office or remotely outside the office. To meet the diverse needs of these end-users, the “virtual file cabinet” approach of a content management solution allows organizations to easily define file management structures and retrieval processes specific to their business, user and customer requirements.

Our Solutions

Overview

Our innovative standards-based software products and services are developed for contact center automation, unified communications, and business process automation, as well as for content management and vertical applications to be used in a wide range of industries including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services. Our solutions can be deployed via our cloud-based model using a hosted data center, on-premise at the customer’s site, as a hybrid cloud-based/on-premise solution, or as a managed service in which we manage the communications solution for the customer.

All-in-one solution for voice, data, process automation, and VoIP
Our software solutions are developed to run on the Microsoft® Windows® operating system, and are designed expressly to work with one another as a fully-integrated all-in-one solution that does not require multipoint hardware, integrations to third-party products, or computer telephony integration (“CTI”) middleware. As a true all-in-one solution for voice, data and process automation, the Interactive Intelligence Customer Interaction Center ® (“CIC”) software does not require separate systems or integration. For communications, the CIC solution is capable of processing thousands of interactions per hour. CIC’s all-in-one multichannel approach further allows contact centers and enterprises to process communications consistently across various media channels: telephone calls, emails, faxes, voice mail messages, internet chat sessions, IP telephony calls, SMS text messages, social media, and generic media such as trouble tickets. Organizations can apply business rules across media channels and various media types for uniform customer service processes, and for end-to-end tracking and reporting that improves workforce performance and service quality.

As a server-based solution designed for IP networks, the CIC application suite eliminates multiple hardware “boxes” to reduce equipment costs and complexity, and provides a single point of system management to simplify administration and maintenance. For voice communications, the CIC solution is flexibly deployed as a PBX/IP PBX or with an organization’s existing PBX/IP PBX. For VoIP, the CIC software leverages the Session Initiation Protocol (“SIP”) global communications standard and incorporates a full-featured media server, media gateways, SIP proxy, and SIP station voice device. The CIC solution additionally has established integration with many popular business applications for collaboration, customer relationship management (“CRM”), enterprise resource planning (“ERP”), and other processes, enabling customers to fully integrate and automate their specific business rules with minimal customization. Similarly, our CIC software supports integration with applications designed to monitor social media networks and the comments of users regarding a business’ products, services and brands.

Cloud-based, or “hosted,” offerings
Interaction management functionality in the contact center, and for certain business communications capabilities such as call control and unified messaging in the enterprise, can be delivered via our cloud-based, or “hosted,” Communications as a Service (“CaaS”) offerings, which are based on our CIC application suite. Contact centers can deploy our cloud-based CaaS services (1) via a local control VoIP model that keeps the customer’s current telecommunications circuits, all voice traffic and critical data at their site; (2) as a remote control VoIP model that routes calls over telecommunications circuits terminated at one of our cloud-based data centers; or (3) as a remote control time division multiplex (“TDM”) model that routes calls over traditional telecommunications circuits terminated at one of our data centers. With our Quick Spin™ cloud-based CaaS trial program, contact centers can have a risk-free introduction to our cloud-based applications with set-up time in minutes. After a customer has implemented our cloud-based CaaS solution, at any time and in one step, the customer can migrate its services from a cloud-based solution to an on-premise system at its site. We also offer a fully managed cloud-based CaaS option in which we manage all cloud-based services for the customer. In addition to the overall benefits of a cloud-based model, our cloud-based CaaS offering increases flexibility for critical requirements such as security and control and limits the customer’s ongoing operations and maintenance expenses to a pre-defined monthly cost.

Communications-Based Process Automation
With the emergence of communications-based process automation (“CBPA”) as a business technology, our CIC software provides a logical foundation for automating the business rules, information and voice and data interaction components that drive many business processes. An organization can effectively utilize our CIC software to queue, route and deliver work to employees in the same way it distributes a call, email or chat. Using a problem report as an example, a customer can fill out the report from a web page. At that point, the CBPA approach, leveraging the CIC platform, creates a trouble ticket in a help desk system, automatically inserts the ticket into a queue for routing to the next available representative, and “pops” the ticket on the representative’s desktop. The screen-popped ticket comes pre-populated with information from the appropriate customer and their problem ticket entry. To ensure service level guarantees, if the ticket is not picked up by a service representative within a specified period of time, the CBPA approach automatically assigns it to a different, available representative. To ensure routing to the “right representative,” organizations can assign user skills to different types of trouble tickets, and supervisors can track the handling of tickets using the same graphical interface they use to view the performance of contact center agents and operations overall. To date, while some vendors offer “communications-enabled” process automation such as email or text alerts when a banking customer’s balance exceeds a certain threshold, we believe very few other vendors offer the extensive functionality of our CBPA approach when leveraging the CIC platform for business process automation. In addition, with CIC’s open standards approach to support broader integration to business and data systems, integrating today’s server-based content management applications is much less complex than with older hardware-based systems for content management.

Contact Center Automation

With the CIC solution for contact center automation, we remain an industry leader in helping contact centers move from traditional TDM phone equipment, multipoint call center technology and CTI to pre-integrated application solutions for multichannel contact management. Our CIC software is also inherently developed on open standards, enabling contact centers to straightforwardly migrate to VoIP. On the strength of these factors, in 2011 we were positioned in the Leader’s Quadrant in Gartner, Inc.’s “Magic Quadrant for Contact Center Infrastructure, Worldwide” report, for the fourth consecutive year. Additionally, we continue to gain recognition within the industry for our cloud-based contact center solution and its VoIP deployment models, which are based on the CIC software.  As demand for cloud-based offerings continues to increase in the contact center market, our CIC application suite is soundly positioned to deliver cloud-based CaaS functionality for ACD, IVR, multichannel queuing, recording, real-time supervisory monitoring, workforce management and other critical services over a VoIP network, with local control by the customer for services implementation, administration and voice and data security.

Our scalable all-in-one CIC contact center application suite enables contact centers to intelligently automate, route, monitor, record, track and report on phone calls as well as fax, email, web interactions, SMS and social media, whether in a single location or across multi-site operations. Contact centers can leverage the CIC solution to support thousands of users, including remote “work-at-home” users, and can handle inbound, outbound and “blended” inbound/outbound interactions. As an organization-wide solution, CIC gives contact centers and enterprises a single software platform and pre-integrated all-in-one application suite for IP telephony, highlighted by multichannel ACD to uniformly manage all kinds of voice and data interactions. CIC’s inherent PBX/IP PBX call processing, voice mail, fax server and unified messaging further enhance performance and customer service for contact center users and supervisors, as well as for business users. The SIP-architected CIC provides an inherent migration path for VoIP, making it particularly well suited for contact center operations that employ remote users.

Some of our other solutions that work with our CIC platform and provide additional functionality include:

•	Interaction Dialer®, a predictive dialer application that provides call scripting and other call functionality;

•	Interaction Director®, which routes calls to locations that are capable of handling calls at that time;

•	Interaction Optimizer®, which supports workforce management and scheduling capabilities; and

•	Interaction Analyzer™, which provides real-time speech analytics and key word/phrase spotting to assess customer sentiment during an interaction.

         In addition, some of our most requested pre-integrated add-on modules include:

•	Interaction Supervisor™, which provides real-time interfacing for monitoring CIC user and system activities;

•	Interaction Tracker®, a contact history management application; and

•	Interaction Recorder®, which offers quality assessment control for user training and compliance.

For self-service automation in the contact center environment, including speech-enabled IVR and email auto response technologies, we offer a full range of solutions that help organizations support their sales and service objectives while standardizing customer service options and reducing operations costs. One self-service application our customers have implemented is e-FAQ®, our knowledge management solution for FAQ auto response via email. For monitoring social media networks, the CIC software integrates to many available network monitoring and reporting tools, and adds the ability to route notification alerts to contact center users for response to relevant customer comments detected on social media sites.

The current release of our CIC software is version 4.0 ("CIC 4.0"), which was released in November 2011 and which we license to new customers.  The majority of our exisiting customers are on one of our CIC version 3.x releases.  We plan to release migration utilities later this year and expect existing customers to begin to transition to CIC 4.0 once the utilities are released.

Unified Communications

Leveraging our strength in the contact center sector has enabled us to offer IP telephony-based unified communications both to mid-sized business enterprises and to larger enterprises. In positioning our contact center solution for enterprise unified communications requirements, we target organizations from 50 to thousands of users that wish to implement our single platform solution, which includes the ability to scale user counts up or down as needed. This unified communications solution approach can be implemented for IP PBX, ACD, IVR, multimedia queuing, messaging, business process automation, content management, mobile access, presence management and other capabilities that meet the needs of enterprise business users and workgroups as well as contact center agents.

With our Interactive Intelligence Customer Interaction Center® for Unified Communications (“CIC for Unified Communications”) we offer a single, highly-scalable, multichannel IP telephony and messaging platform that allows organizations to route live communications to various devices. For VoIP, our platform’s open, inherent SIP architecture paves a clear migration path to VoIP for organizations looking to make the move to IP telephony, or who choose to integrate our platform to an existing PBX phone system and move to VoIP at a later time. In addition, our solution offers a practical replacement option for certain existing voice mail systems that are nearing outdated status. The CIC for Unified Communications software additionally offers features including conferencing, real-time presence management and remote access, with pre-integrated unified messaging, IVR and Interaction Client® integrations for Microsoft applications optionally available. Also optionally available are advanced “contact center”-style features such as workforce management and customer satisfaction surveys. By providing flexible choose-by-function deployment and licensing options for features as well as users, organizations can configure and centrally administer the precise IP telephony, messaging and unified communications environment needed by department, or enterprise-wide. This solution has been successfully deployed by enterprises and organizations such as banks, insurance companies, healthcare providers, service providers and other customer service-oriented companies, along with organizations that maintain mobile and remote workforces and/or thousands of messaging users.

Business Process Automation

From its inception, our core CIC software platform was developed as a process automation platform to automate and unify phone calls, faxes, emails and web interactions, and to manage all of these media types with features including multichannel queuing, skills-based routing, speech-enabled IVR and auto attendant processes structured according to an organization’s business rules. As an outgrowth of our CIC platform’s automation capability, CBPA inherently extends our communications automation practices to the automation of formal business processes, such as employees of an insurance company processing a claim or a banking loan officer reviewing and approving a customer’s online application for a new car loan. We are leveraging our CIC platform technology to provide a business process automation product solution for contact centers and enterprises in virtually any industry looking to automate key business and interaction processes.

Our Interaction Process Automation™ (“IPA”) solution integrates with and leverages the CIC platform to automate business processes based on CIC’s multichannel communications, queuing and routing capabilities. IPA allows an organization to capture, prioritize, route, escalate and track each step in a work process, including progress, people, user skills and qualifications, availability, and resources. The IPA solution is designed to improve process efficiency and consistency by minimizing the latency and human error common in processes that are executed manually. IPA can be applied to horizontal processes such as approving time-off requests by a human resources group, or to vertical processes such as processing a loan application at a bank or credit union. As an “intelligent” application, the principles of IPA stem from technology proven in contact centers, including presence to determine an employee’s qualifications and availability to receive a new work assignment regardless of location, and routing and queuing to route work more precisely through each step of the defined process, all while maintaining full integration with each associated communication activity.

Content Management

Content management is a related component of our positioning in the business process automation market. A primary benefit of our CIC platform’s open architecture has always been the ability it gives organizations to integrate databases, information systems, business systems, CRM packages, ERP solutions, and other data repositories to manage information critical to their business operations. Additionally, our integrated module for knowledge management and email auto response has continued to provide an intuitive solution for automating information management process and FAQ auto responses, allowing users in contact centers and service-oriented enterprises to effectively offload the manual and time-consuming task of answering customer inquiries.

As a result of our acquisition of AcroSoft Corporation (“AcroSoft”) in May 2009, we offer an established application product suite for creating, managing, distributing and delivering business-critical content across an enterprise. In conjunction with the AcroSoft automated processes, AcroSoft applications work in unison for content management, workflow processing, work management and reporting. AcroSoft Documents, our product for document and information management, is a client-server component that provides a view of various electronic file formats in a user-defined “virtual cabinet.” Users can manipulate and manage document and folder views using an assortment of functions accessible from the AcroSoft Documents application. The AcroSoft Documents application complements an organization’s data and business processing practices as a stand-alone application, working in tandem with other systems, or can be interfaced into a processing application. AcroSoft AnyWhere-Documents is our web-based document management solution that offers many of the same functions as AcroSoft Documents, including the ability to organize files, upload documents, annotate images, view multiple file types and implement overall security, all within a web-based interface accessible from anywhere that an Internet connection is available.

By integrating these capabilities with our CIC platform’s IPA business process automation features, this “whole solution” will extend greater content management functionality to our existing customers in the contact center market, and to our customers in the insurance industry and similar vertical markets in which document management is becoming increasingly critical.

In late 2012, we anticipate releasing Interaction Content Management™ (“ICM”), our next-generation document management product based on a new object-oriented, cloud-based architecture for document management solutions.

Accounts Receivable Management

Accounts receivable management (“ARM”) products provide a set of software solutions to collection agencies, credit departments, debt buyers, creditors, and attorneys to manage all aspects of the debt collection and recovery process.

As a result of our acquisition of Global Software Services, Inc., doing business as Latitude Software (“Latitude”) in October 2010, our suite of solutions includes Latitude’s accounts receivable management products, which provide all of the features necessary to perform sophisticated debt collection operations. Because Latitude products are standards-based, they easily integrate with our CIC platform and Interaction Dialer® predictive dialing product, and also work with third-party contact center and dialer products from other vendors. This approach currently allows Latitude’s solutions to be positioned both as integrated solutions on our platform and as integrated solutions for other dialer platforms. Latitude offers its solutions as a premise-based or cloud-based service.

In 2012, we plan to continue to enhance Latitude’s first-party debt collections application, complete a joint cloud-based offering with both Latitude’s cloud-based offering and CaaS, and internationalize Latitude’s solutions for the United Kingdom market.

We believe Latitude’s integration capabilities and cloud-based options for its application offerings will more effectively position us against, and differentiate us from, our competitors within the vertical market for accounts receivable management.

Hardware

Some customers who license our CIC software also purchase certain hardware from us, such as servers and telephone handsets, and occasionally networking hardware. In addition, we have developed our Interaction Media Server™, Interaction Edge™, Interaction Gateway® and Interaction SIP Station™ appliances as a combination of hardware and non-CIC software.

Business Strategy

Innovation remains at the core of our business strategy: innovation in our product offerings, as well as innovation in our approach to the market and our ability to solve customers’ business communication problems. Our strategy for achieving success includes multiple key objectives, described as follows:

•
Continue to Go Up-Market in the Contact Center Space, with an Emphasis on Increasing the Number of Cloud-Based Deployments and Expanding in Key Geographic Markets. In our ongoing efforts to win larger contact center opportunities, part of our strategy for the last six years has been to move up-market by filling the needs of some of the largest businesses and contact centers in the world. During 2011, we received 113 orders greater than $250,000, with 17 of those orders greater than $1.0 million, compared to 90 orders greater than $250,000 in 2010, with 19 of those orders greater than $1.0 million. We continue to penetrate into larger businesses around the world. Building increased scalability into our products is important to this strategy. Equally important is our sales strategy targeted to larger opportunities, our work with consultants and analysts, and the methods in which we go to market. In 2012, we expect to continue our push into opportunities with larger contact centers and businesses, particularly in the global markets for cloud-based communications services. These “cloud” markets showed sustained growth throughout 2010 and 2011, with industry analysts expecting the growth trend to continue. In its IT industry report, International Data Corporation (“IDC”) Predictions 2011 (IDC #225878, Volume: 1), research firm IDC estimates that worldwide spending on public IT cloud services will increase from $29 billion in 2011 (up 30% from 2010) to $55 billion by 2014. The IDC report further estimates that the private cloud adoption growth rate worldwide will exceed that of the public clouds' annual growth through 2014. Combined, IDC analysts predicted that public and private cloud services will drive 15% of total IT spending during the 2011 to 2014 period, with growth rates predicted at four to five times the rate of the overall IT market, as cloud services continue moving from early adopter status to an accepted and viable technology. IDC’s report also predicted that from 2011 to 2014, over one-third of business and communications software purchases will be via the cloud, driven largely by vendors including Microsoft, Salesforce.com, Inc. (“Salesforce.com”), and International Business Machine Corporation (“IBM”). We are opening data centers for our public and private cloud-based services in the Americas, Europe, and the Asia/Pacific (“APAC”) region, have established our Quick Spin cloud-based CaaS trial program, and have established ongoing technology partnerships with Salesforce.com, Microsoft and IBM.  As a result, we believe we can take advantage of this cloud-based growth market to complement our established on-premise solution offerings and position us more favorably for larger-scale contact center and vertical market opportunities globally.

•
Upgrade a Large Portion of Our Installed Base to CIC 4.0. We have continually added scalability and functionality to our CIC solution and expect to do so throughout 2012. Our latest version, CIC 4.0, was released in November 2011 and introduced new advanced functionality including speech analytics, Web portal access, and a private cloud deployment model.  We intend to offer numerous other “CIC 4.0” improvements to products such as Interaction Dialer® and IPA during 2012. Also in 2012, we plan to release ICM, our next generation object-oriented content management solution. We will also release upgrade programs for CIC 4.0, and continue to improve CIC 4.0’s capabilities for quality monitoring, intelligent interaction routing, and the ability to offer service leveraging mobile devices and social media networks. Likewise, we will begin to internationalize Latitude’s suite of products for accounts receivable management and enhance integration with the CIC solution. With all of the enhancements already available with CIC 4.0 and these additional benefits and upgrades that we expect will be available in 2012, we will encourage our existing customers to upgrade to CIC 4.0 to take advantage of these benefits through incentive programs.

•
Significantly Increase Sales of our Business Process Automation Offering. In 2012, we will continue to focus on marketing our IPA business process automation product to existing CIC customers. During 2011, we initiated IPA deployments with a number of current customers, and expect to pursue additional opportunities with customers who have expressed interest in the IPA solutions. Also, by integrating IPA’s business process automation features with the content management functionality of our AcroSoft products and forthcoming content management solution, we expect to position IPA more broadly to existing customers in the contact center market and the insurance industry and similar vertical markets in which document management is increasingly critical to the business process.

•
Increase Sales in Our Primary Vertical Markets. Our primary vertical markets include our established markets for accounts receivable management, insurance, banks/credit unions, and outsourcers. In 2012, we also expect to introduce a sales and marketing strategy directed at the utilities vertical. Along with CIC 4.0’s increased scalability, advanced functionality such as the Interaction Web Portal™ for outsourcers, and “whole system” integrations for accounts receivable management and content management, we believe we will be strongly positioned to provide solutions to larger companies in these vertical markets. We further believe our ability to offer our solutions, including the Latitude solutions for accounts receivables management, via cloud-based as well as on-premise models will differentiate us from competitors in these markets.

•
Develop Our Global Services Infrastructure. We continue to explore potential acquisitions that strengthen our distribution and services capabilities globally and that expand our application breadth in certain key industry verticals. On the distribution side, we are focused on international markets where we can accelerate our current business growth. Our March 2011 purchase of Agori Communications, GmbH, which operates from offices in Frankfurt, Germany, and our July 2011 acquisition of CallTime Solutions, Ltd., which operates from offices in Sydney and Melbourne, Australia and Auckland, New Zealand are examples of the type of enhancements to our distribution channel that we are targeting. On the application side, we continue to look at vertical applications that leverage our CIC platform, consistent with our prior acquisitions in the insurance, document management and accounts receivable management verticals. Such vertical applications can often generate associated professional services opportunities for planning, implementation, and ongoing maintenance. In addition, we are exploring ways to expand into other verticals through acquisitions and/or product line extensions, including extending our cloud-based offerings more fully into markets for insurance and other verticals. We believe building a comprehensive offering will continue to differentiate us from, and more effectively position us against, our competitors within these other verticals.

•
Further Develop Key Strategic Business Partnerships. We currently have strong strategic business relationships with RightNow Technologies, Inc., Salesforce.com, Microsoft, IBM, Polycom, Inc., AudioCodes Limited, and other key vendors. Each of these relationships is unique, and they each bring key benefits.  We will continue to work with these companies to create new sales opportunities. Along with the name and brand recognition of these companies, we intend to leverage their marketing capabilities to bring greater recognition to our brand. We believe that working in conjunction with companies such as these will provide us with larger and more numerous opportunities worldwide. In addition to these strategic business relationships, we have over 350 partners in our existing network that are focused on contact center, unified communications, and business process automation markets, and we intend to work closely with these partners in 2012. The majority of our revenue comes through our reseller channel, and this channel gives us a competitive advantage against smaller, start-up competitors that may sell directly to the customer. We also plan to aggressively seek new partners, particularly providers of cloud-based offerings, who we can work with to provide enhanced, combined value to our customers and prospects.

Global Distribution and Sales

We distribute our products through reseller partners and direct arrangements with end-user customers. In 2011 and 2010, 66% and 62%, respectively, of total product orders were sold through partners while substantially all of our CaaS contracts were signed as direct customers.

We assign geographic or account responsibilities to Territory Managers who manage partners and direct customer opportunities. As of December 31, 2011, we had 79 Territory Managers, maintained a global channel network of approximately 350 partners and installed our solutions in over 100 countries.

Our partners are supported by Program Managers; regional Channel Enablement Managers; Licensing Specialists; and other roles related to sales, support services and education/certification.

Marketing

Our marketing team consists of the following four groups:

•	Public Relations/Analyst Relations, which manages media relations, key messaging, and creating and managing relationships with industry analysts;

•	Solutions Marketing, which markets and promotes our solutions to customers, prospective customers and partners as well as to industry analysts;

•
Lead Management, which drives all lead-generation activities resulting from tradeshows, seminars, and web-based marketing programs, utilizes purchased lists of prospective customers and leverages joint marketing activities with strategic partners to generate qualified leads for partners as well as Territory Managers; and

•
Marketing Services, which prepares all print collateral and associated materials for tradeshows, marketing seminars, promotions, advertising, brand awareness, customer and partner relations, and other company functions.

Client Success

We formed Client Success during 2011 to help our customers realize value from using our solutions and services. Members of our Client Success Team, known as Success Program Leaders, are aligned directly with a customer’s organization. Success Program Leaders provide new customers with a central person to answer any questions, participate in account strategy, engage the appropriate Interactive Intelligence and partner resources, and provide proactive escalation assistance when needed. Success Program Leaders additionally identify expansion opportunities for customers. To collect and assess customer feedback, the Client Success Team utilizes survey results from new and existing customers, in conjunction with the Net Promoter Scoring methodology, which provides a metric that indicates customer satisfaction. The collective results of customer surveys, along with those of internal departmental surveys, allow the Client Success Team to identify areas of concern, develop plans to address them, and work to satisfy each customer organization.

Customer Support and Services

We recognize the importance of offering quality service and support to our partners and customers. We provide a wide range of services and support both to partners and customers via our Worldwide Services teams, including Professional Services, Support Services, Managed Services and Education Services. These services teams are described in more detail in the following sections.

Professional Services

Our Professional Services team handles strategic accounts and enhances partner expertise on advanced offerings such as predictive dialing, speech recognition and third-party CRM integrations. Our Professional Services team can also, among other things, help integrate our products into applications such as Salesforce.com, and embed call control into in-house applications and speech-enable IVR applications. The system configuration services and ad-hoc consulting services from our Professional Services team work to ensure that the customer has the appropriate solution for its business. The Professional Services team works closely with new partners as they implement our products at their sites, and is often involved with the early release of our products to assist in new release implementations. We are continuing to invest in this team as we provide more consulting and implementation services for strategic customers globally.

Support Services

Our Support Services team offers global technical support for our partners and customers 24 hours a day, 7 days a week by phone, fax, email, web chat and from our website. We have support centers at our world headquarters in Indianapolis, Indiana, the United Kingdom and Malaysia. We have secondary support employees available in California in the United States, and in the Netherlands, Germany, Australia and Japan. We utilize our CIC products, leveraged with technologies such as knowledge base, CRM and the Internet, to maximize the effectiveness of our support services.

Our Support Services team is divided into regions that align with our worldwide sales teams. Interactions are routed to the respective region based on the customer location. This enables Support Services team members to better know their customers and offer quality support services. The engineers on our Support Services team are also specialists. They focus their efforts on very specific areas of our offerings, allowing them to develop a deeper knowledge set. This enables us to do skills-based routing that directs the customer to the best engineer based on their domain, thus reducing the time to resolve the problem. We use our Interaction Director® product to route incidents globally in a “follow-the-sun” manner.

Managed Services

With our growing base of strategic partners and end customers, we offer a Managed Care Program in which an assigned Managed Services team of knowledge experts provides off-site support and day-to-day support on-site within our customers’ locations. We use Interaction Monitor™ to enable our engineers to have a constant view of the health of the customer system. Our goal is to provide proactive system management.

Education Services

Our Education Services team is also divided into regions that align with our worldwide sales teams and provides technical certification and advanced instruction through on-site courses, classroom presentations and web-based training. This team develops and maintains course curriculum for formal certification programs such as sales, product installation, troubleshooting, system administration and custom design. Web-based training courses offer enhanced topics such as reporting, system administration and computer-based user training. Each of our partners is required to maintain updated certifications to license and support our products. Classes are also offered to each of our end customers to encourage the most effective use of the applications. We have moved our classroom sessions to a VoIP structure and focused our Education Services resources on our CIC software. This enables our partners and our end customers to build a deeper understanding of our networking infrastructure and telephony technology.

Customers and Geographic Areas of Operations

Through December 31, 2011, we had licensed our products to more than 4,500 customers in the Americas; Europe, Middle East and Africa; and APAC. No customer or partner accounted for 10% or more of our revenues in 2011, 2010 or 2009. One partner accounted for 13% of our accounts receivable as of December 31, 2009, but no customer or partner accounted for more than 10% of our accounts receivable as of December 31, 2011 or 2010. No material part of our business is dependent upon a single customer or partner or a small group of customers or partners. Therefore, the loss of any one customer or partner would not have a material adverse effect on our operations.

See Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for financial information about each of the geographic areas in which we operate.

Supplier Relationships

We purchase components from third parties that we resell to our customers, including general purpose servers, third-party software, third-party hardware appliances, telephone end-points and integration to various vendors’ hardware and software systems. Our reliance upon these third parties comes with some amount of risk, primarily due to the possibility of these suppliers being acquired or discontinuing a product we purchase from them, or failure to renew terms of contracts with these suppliers. In addition, some of the third-party software is licensed from our competitors or such suppliers could become our competitors in the future, which may complicate our relationships with these suppliers. In many cases, however, we maintain relationships with several different suppliers and therefore believe alternatives could be available if a supplier would cease doing business with us. We feel that the risks are further mitigated by the revenue that we generate for these third-party suppliers and the length of notice that we would most likely receive from the suppliers if any of the products were discontinued.

Competition

The markets for our application-based solutions are highly competitive. Competition is typically based on various factors, including breadth of product line, price, deployment methods and options, ease of installation, ease of use, depth of functionality, product roadmap, total cost of ownership, return on investment, integration with other applications, security, reliability and scalability. We differentiate ourselves from our competitors by enabling customers to choose to deploy many of our solutions on-premise or as a cloud-based model using a hosted solution, offering an all-in-one platform, adhering to industry standards and providing a broad set of applications for the business enterprise. Also contributing to our competitive strengths are our growing installed base of customers, new products such as Interaction Analyzer™, Interaction Web Portal™, Interaction SIP Station™, Interaction Conference™, and IPA, as well as enhancements to our Interaction Optimizer®, Interaction Dialer®, Interaction Director® and Interaction Feedback® offerings. Our competitive position also continues to benefit from the 2009 acquisition of a major competitor (Nortel Networks Corporation (“Nortel”)) by another competitor (Avaya Inc. (“Avaya”)), which created additional sales opportunities for us as Avaya discontinued certain products throughout 2011.

Our competitive position varies in each of our primary markets. In the contact center market, we are considered a leader by third-party analyst firms based on the breadth of our product line, the completeness of our vision and our ability to execute. We compete successfully with our contact center competitors, including those companies that are considerably larger in size. In the on-premise contact center market, our primary competitors are Aspect Software, Inc., Avaya, Cisco Systems, Inc. (“Cisco”) and Genesys Telecommunications Laboratories, Inc. ("Genesys"). In the cloud-based contact center market, we have different competitors than those for our premise-based offerings, most of which are smaller, less established vendors.  Our chief competitors in the market for cloud-based contact center solutions are inContact, Inc., Echopass Corporation, and 8x8, Inc. (Contactual, Inc.).

In the unified communications market, we have a small market share in the pure IP PBX market segment. However, when our IP PBX product is sold in conjunction with our other solutions such as our CIC solution, resulting in more of a unified communications offering, our competitive position is stronger. Our primary competitors in the contact center and unified communications markets have a great deal of overlap between the two segments, with a small number of competitors being exclusive to either one or the other of the two markets. Significant unified communications competitors include Alcatel Lucent, Avaya, Cisco, Siemens AG, and ShoreTel, Inc.

The business process automation market can be divided into two submarkets: process automation and content management. We are new to the process automation market and compete both with traditional telecommunications vendors such as Avaya and Genesys and, to a lesser extent, with traditional business process management suite vendors such as IBM and Oracle Corporation (“Oracle”). We entered the content management market in part through our 2009 acquisition of AcroSoft, which added industry domain expertise as well as an installed base of insurance customers.

While we are not new to the market for accounts receivable management, or collections, we reinforced our market position with our 2010 acquisition of Latitude, which added industry domain expertise and a larger installed base of collections customers. In the accounts receivable management market, vendors that compete against our products, including our Latitude products, include Ontario Systems, LLC, Columbia Ultimate, Inc., CR Software LLC, The Computer Manager, Inc.’s Debt$Net® Collection Software and Fair Isaac Corporation.

Research and Development

Leveraging technology is part of our strategic position, and we continue to invest a substantial percentage of our revenue in research and development (“R&D”). Our R&D group is comprised of professionals with backgrounds in telecommunications, software and hardware. This combination of diverse technical and communications expertise contributes to our competitive advantage with a differentiated technology approach. A series of packaged customer solutions are available from this group, such as integration to SAP Corporation, Oracle’s Siebel, Inc. and Microsoft Dynamics CRM. These solutions allow partners to quickly install sophisticated applications for customers.

Within the R&D process, our product management team is responsible for coordinating activities with our development teams to define product requirements and to manage the process for market requirements, product development approvals, pricing definitions, release scheduling and beta test coordination. The product management team oversees the product management process from product concept through the end of the beta test cycle.

We are a Microsoft Certified Developer as well as a Microsoft Certified Solutions Provider. These designations provide us early access to Microsoft technology and the opportunity to develop products quicker that effectively integrate with Microsoft products. We additionally are a Cisco development partner, and since 2000 have continued to develop interoperability that allows our contact center products to integrate and interoperate with those from Cisco.

R&D expenses were $35.6 million, $28.3 million and $24.1 million in 2011, 2010 and 2009, respectively. Our R&D group is structured into technical teams, each of which follows formal processes for enhancements, release management and technical reviews. R&D expenses include a testing department that utilizes automated techniques to stress test significant portions of our core software. We continue to make R&D a priority in our business in order to remain on the forefront of innovation.

The R&D groups of companies we have acquired are integrated into our R&D group and follow the same structure and processes detailed above.

Intellectual Property and Other Proprietary Rights

We own numerous patents and patent applications that we consider valuable components of our business. To protect our proprietary rights, we rely primarily on a combination of:

•	copyright, patent, trade secret and trademark laws;

•	confidentiality agreements with employees and third parties; and

•	protective contractual provisions such as those contained in licenses and other agreements with consultants, suppliers, partners and customers.

As of December 31, 2011, we and our subsidiaries held 12 patents and have filed other patent applications relating to technology embodied in our software products. In addition, we and our subsidiaries hold 25 United States and 15 foreign trademark registrations and have numerous other trademark applications pending worldwide, as well as common law rights in other trademarks and service marks. We and our subsidiaries also hold 19 registered copyrights and have numerous other applications pending.

While we currently hold patents and have filed other patent applications relating to certain technology which we have developed, we do not believe that we are significantly dependent on any one of these patents. We hold trademark and copyright registrations domestically and worldwide and have numerous other applications pending worldwide for the name “Interactive Intelligence” and several of the names used for our products. We consider the trademark for the “Interactive Intelligence” name the most significant trademark or copyright held because of the impact the “Interactive Intelligence” name has on the market’s awareness of, and identification with, us. The “Interactive Intelligence” trademark registration expires in 2017 in the United States and can be renewed beyond that date. In addition, we have entered into a license arrangement for certain technologies that we utilize in our solutions.  Without the license arrangement in place, we may be subject to litigation that could result in significant expense to us resulting from our use of these technologies. The license arrangement extends through 2026.

Environmental

Compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect upon our capital expenditures, earnings or competitive position. We believe our operations have little, if any, environmental impact. We therefore anticipate no material capital expenditures for environmental control facilities for our current fiscal year or for the foreseeable future.

Employees

As of February 29, 2012, we had 1,106 employees worldwide, including 333 in research and development, 180 in recurring services, 163 in client services, 282 in sales and marketing and 148 in administration. Our future performance depends in part upon the continued service of our key sales, marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for such personnel is intense and we may not be successful in attracting or retaining these individuals in the future.

We believe that we have a corporate culture that attracts highly qualified and motivated employees. We emphasize teamwork, flexible work arrangements, local decision-making and open communications. Certain key employees have been granted stock options and/or restricted stock units. We do not have any employees represented by a labor union. We have not experienced any work stoppages. We consider our relations with our current employees to be good.

Company Information

Interactive Intelligence Group, Inc. was incorporated in Indiana in April 2011 and was a wholly-owned subsidiary of Interactive Intelligence, Inc., an Indiana corporation incorporated in 1994.  Effective July 1, 2011, Interactive Intelligence Group, Inc. became the successor reporting company to Interactive Intelligence, Inc. pursuant to the Reorganization.  We maintain our world headquarters and executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is (317) 872-3000. We are located on the web at http://www.inin.com. We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the “SEC”) under the Exchange Act. These periodic and current reports and all amendments to those reports are available free of charge on the investor relations page of our website at http://investors.inin.com/sec.cfm. We have included our website address throughout this filing as textual references only. The information contained on our website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS.

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on our business, financial condition, and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Because of these and other factors, past performance should not be considered an indication of future performance.

The Overall Economic Climate Could Result in Decreased Demand for Our Products and Services

Our products typically represent substantial capital commitments by customers and involve a potentially long sales cycle. As a result, our operations and performance depend significantly on worldwide economic conditions and their impact on customer purchasing decisions.  Although we continued to see companies commit to capital outlays in 2011, some current or prospective customers are still reviewing the allocation of their capital spending budgets to communication software, services and systems, which has resulted, and may continue to result, in our current or prospective customers delaying and/or reducing their capital spending related to information systems. Some of the factors that could influence the levels of spending by our current or prospective customers include availability of credit, labor and healthcare costs, consumer confidence and other factors affecting spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

Our Quarterly Operating Results Have Varied Significantly

Our operating results may vary significantly from quarter to quarter and depend on a number of factors affecting us or our industry, including many that are beyond our control. As a result, we believe that period-to-period comparisons of our operating results should not be relied on as an indication of our future performance. In addition, our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the price of our common stock may fluctuate.

Our quarterly revenues and operating results depend on many factors, including the type of deployment (premise-based versus cloud-based), the type of license, the size, quantity and timing of orders received for our products during each quarter, the delivery of the related software or hardware and our expectations regarding collection. Because we do not know if or when our partners and current or potential customers will place orders and finalize license agreements, we cannot accurately forecast our licensing activity, our revenues and our operating results for future quarters. We have generally experienced a lengthy initial sales cycle, which can last six to nine months and sometimes longer. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our product revenues and operating results to vary significantly from quarter to quarter which may in turn affect the market price of our common stock. Because of the unique characteristics of our products and our prospective customers’ internal evaluation processes, decisions to license our products often require significant time and executive-level decision making. As a result, sales cycles for customer orders vary substantially from customer to customer. The length of the sales cycle for customer orders depends on a number of other factors over which we have little or no control, including:

•	a customer’s budgetary constraints;

•	the timing of a customer’s budget cycle;

•	concerns by customers about the introduction of new products by us or our competitors; and

•	downturns in general economic conditions, including reductions in demand for contact center services.

Our limited number of products, changes in pricing policies, the timing of development completion, and announcement and sale of new or upgraded versions of our products are some of the additional factors that could cause our revenues and operating results to vary significantly from period to period.

We recognize revenues over different periods depending on the satisfaction of the requirements of relevant accounting literature, including Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985, Software and Topic 605, Revenue Recognition. In addition, if more customers choose our cloud-based offering, which revenues are deferred and recognized ratably over the expected life of the customer, the timing of our revenue recognition could be extended.

A large portion of our operating expenses, including salaries and rent, is fixed and difficult to reduce or modify in a short time period. As a result, our financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

We Have Made Acquisitions and May Pursue Acquisitions That by Their Nature Present Risks and That May Not be Successful

We have acquired companies and in the future we may pursue acquisitions to strengthen our distribution channel, diversify our product offerings and customer base or for other strategic purposes. We cannot assure you that our recent or future acquisitions will be successful. The following are some of the risks associated with acquisitions that could have a material adverse effect on our business, financial condition or results of operations:

•	We cannot assure you that any acquired businesses will achieve anticipated revenues, earnings or cash flow.

•
We may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, particularly if we acquire a business in a market in which we have limited or no current expertise, or with a corporate culture different from our own. If we are unable to integrate acquired businesses successfully, we could incur substantial costs and delays or other operational, technical or financial problems.

•	Acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures.

•
We may finance future acquisitions by issuing common stock for some or all of the purchase price. This could dilute the ownership interests of our shareholders. We may also incur debt or be required to recognize expense related to intangible assets recorded in future acquisitions.

•
We may be competing with other firms, many of which have greater financial and other resources, to acquire attractive companies, making it more difficult to acquire suitable companies on acceptable terms.

•
We may not generate sufficient cash from operations and our growth could be limited unless we are able to obtain capital through additional debt or equity financings. These financings may not be available as required for acquisitions or other needs, and even if financing is available, it may not be on terms that are favorable to us or sufficient for our needs. In addition, if we complete an equity financing, the issuance of shares of our common stock would dilute your ownership interest in our company.

Our Future Business Prospects Depend in Part on Our Ability to Maintain and Improve Our Current Products and Develop New Products

We believe that our future business prospects depend in large part on our ability to maintain and improve our current software applications and to develop new software applications on a timely basis. Our software applications will have to continue to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our applications, major new applications and application enhancements require long development and testing periods. We may not be successful in developing and marketing, on a timely and cost effective basis, application enhancements or new software applications that respond to technological change, evolving industry standards or customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of application enhancements, and our new applications and application enhancements may not achieve market acceptance. Significant delays in the general availability of new releases of our software applications or significant problems in the installation or implementation of new releases of our applications could have a material adverse effect on our business, financial condition or results of operations.

Our Products Could Have Defects for Which We Are Potentially Liable and Which Could Result in Loss of Revenue, Increased Costs, Loss of Our Credibility, Harm Our Reputation or Delay in Acceptance of Our Products in the Market

Our products, including components supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. Despite internal product testing, we have in the past discovered software errors in some of our products after their introduction. Errors in new products or releases could be found after commencement of commercial shipments, and this could result in additional development costs, diversion of technical and other resources from our other development efforts, or the loss of credibility with current or future customers. This could result in a loss of revenue or delay in market acceptance of our products, which could have a material adverse effect on our business, financial condition or results of operations.

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and some contract claims. However, not all of these agreements contain these types of provisions and, where present, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. A product liability, warranty, or other claim brought against us could have a material adverse effect on our business, financial condition or results of operations.

Our software runs on a Windows 2000 or Windows 2003 server and for telephone call processing uses voice processing boards or third-party VoIP media processing software such as Intel HMP software.  Our server software also operates in a complex network environment with database servers, e-mail servers and other third party systems. Because of this complexity, our software may be more prone to performance interruptions for our customers than traditional hardware-based products. Performance interruptions at our customer sites, many of which currently do not have back-up systems, could affect demand for our products or give rise to claims against us.

If Our Customers Do Not Perceive Our Products or Related Services to Be Effective or of High Quality, Our Brand and Name Recognition Will Suffer

We believe that establishing and maintaining brand and name recognition is critical for attracting, retaining and expanding customers in our target markets. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in providing high-quality products and related services, including installation, training and maintenance, neither of which can be assured. If our customers do not perceive our products or related services to be effective or of high quality, our brand and name recognition would suffer which could have a material adverse effect on our business, financial condition or results of operations.

We Face Competitive Pressures, Which May Adversely Effect Us

The market for our software applications is highly competitive and, because there are relatively low barriers to entry in the software market, we expect competitive pressures to continue to be a risk to our ongoing success in the market. In addition, because our industry is evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may be introduced into our markets. Currently, our competition comes from several different market segments, including computer telephony platform developers, computer telephony applications software developers and telecommunications equipment vendors. Additionally, alternative deployment strategies, such as software as a service, are offered by certain companies. We cannot provide assurance that we will be able to compete effectively against current and future competitors in these segments, or in new segments with new types of competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

Many of our current and potential competitors have longer operating histories, significantly greater resources, greater name recognition and a larger installed base of customers than we do. Competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than we can, or devote greater resources to the development, promotion and sale of products than we can. In addition, for a number of our larger competitors, the product segment in which they currently compete with us is a small portion of their overall offering. These competitors might be willing and able to dramatically cut prices in our segment in order to protect or grow other segments that are more important to their overall business. Current and potential competitors have established, and may in the future establish, cooperative relationships among themselves or with third parties, including mergers or acquisitions, to increase the ability of their products to address the needs of our current or prospective customers. If these competitors were to acquire significantly increased market share, it could have a material adverse effect on our business, financial condition or results of operations.

Our Cloud-Based Applications Present Execution and Competitive Risks

We are devoting significant resources to extend our cloud-based alternative to our traditional, perpetually licensed premise-based software. Certain competitors offer alternative cloud-based services for consumers and business customers. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provides us with a solid foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to certain software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:

•	continuing to innovate and bring to market compelling cloud-based experiences that generate increasing traffic,

•	improving the performance of our cloud-based services, and

•	continuing to enhance the attractiveness of our cloud-based platforms to partners.

Our Inability to Successfully Manage our Increasingly Complex Supplier and Other Third-Party Relationships Could Adversely Affect Us

As the complexity of our product technology and our supplier and other third-party relationships have increased, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities have become more complicated, and we expect this trend to continue in the future. In addition, because we offer a whole product solution, this has added complexity to our supplier relationships. We license from third parties technology that is embedded in our products. Some of these third parties that license technology to us are our competitors, or could become competitive with us in the future. Certain license agreements permit either party to terminate all or a portion of the license without cause at any time. Further, some of the license agreements provide that upon acquisition of us by certain other third parties, we would have to pay a significant fee to continue the license. As a result, our inability to successfully manage these relationships or negotiate sufficient contractual terms could have a material adverse effect on us.

For certain of our orders, we supply hardware to support the implementation of our software. We are dependent on third parties for the supply of hardware components to our customers. If these hardware distributors experience financial, operational or quality assurance difficulties, or if there is any other disruption in our relationships, we may be required to locate alternative hardware sources. We are also subject to the following risks related to our hardware distribution system:

•	cancellations of orders due to unavailability of hardware;

•	increased hardware prices, which may reduce our gross profit or make our products less price competitive; and

•	additional development expense to modify our products to work with new hardware configurations.

We cannot assure you that we would be able to locate alternative technology or hardware sources in a timely manner, on terms favorable to us, or at all. Even if we and/or our distributors are successful in locating alternative sources of supply, alternative suppliers could increase prices significantly. In addition, alternative technology or hardware components may malfunction or interact with existing components in unexpected ways. The use of new suppliers and the modification of our products to function with new systems would require testing and may require further modifications which may result in additional expense; diversion of management attention and other resources; inability to fulfill customer orders or delay in fulfillment; reduction in quality and reliability; customer dissatisfaction; and other adverse effects on our reputation, business and operating results.

Existing and New Reseller Partners are Critical to Continued Growth

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining productive relationships with our existing and future reseller partners and in recruiting and training additional reseller partners. We rely primarily on these partners to market and support our products and plan on continuing to rely heavily on such partners in the future. We continue to expand our partner and distribution networks and may be unable to attract additional partners with both voice and data expertise or appropriate partners that will be able to market our products effectively and that will be qualified to provide timely and cost-effective customer support and service. We generally do not have long-term or exclusive agreements with our partners, and the loss of specific larger partners or a significant number of partners could materially adversely affect our business, financial condition or results of operations. In addition, due to the current economic conditions, the risk of failure of specific partners or a significant number of partners is increased, which failure could also materially adversely affect our business, financial condition or results of operations.

If We Are Unable to Maintain the Compatibility of Our Software With Certain Other Products and Technologies, Our Future Business Would be Adversely Affected

Our software must integrate with software and hardware solutions provided by a number of our existing and potential competitors. For example, our products must integrate with phone switches made by the telephone switch vendors and computer telephony software applications offered by other software providers. These competitors or their business partners could alter their products so that our software no longer integrates well with them, or they could delay or deny our access to software releases that allow us to timely adapt our software to integrate with their products. If we cannot adapt our software to changes in necessary technology, it may significantly impair our ability to compete effectively, particularly if our software must integrate with the software and hardware solutions of our competitors.

Our Products Require Wide Area Networks, and We May be Unable to Sell Our Products Where Networks Do Not Perform Adequately

Our products also depend on the reliable performance of the wide area networks of businesses and organizations, including those that employ remote and mobile workers. If enterprise customers experience inadequate performance with their wide area networks, whether due to outages, component failures, or otherwise, our product performance would be adversely affected. As a result, when these types of problems occur with these networks, our enterprise customers may not be able to immediately identify the source of the problem, and may conclude that the problem is related to our products. This could harm our relationships with our current enterprise customers and make it more difficult to attract new enterprise customers, which could negatively affect our business.

We May Not Be Able to Adequately Protect Our Proprietary Rights, Which Could Allow Third Parties to Copy or Otherwise Obtain and Use Our Technology Without Authorization

We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as patents, licensing and other agreements with consultants, suppliers, partners and customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we license our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

Certain Provisions in Our License Agreements May Expose Us to Liabilities for Breaches That Are Not Limited in Amount By the Terms of the Contract

Certain contract provisions, principally confidentiality and indemnification obligations in certain of our license agreements, could expose us to risks of loss that, in some cases, are not limited by contract to a specified maximum amount. If we fail to perform to the standards required by these contracts, we could be subject to additional liability and our business, financial condition and results of operations could be materially and adversely affected.

Infringement Claims Could Adversely Affect Us

Third parties have claimed and may in the future claim that our technology infringes their proprietary rights. As the number of software products in our target markets increases and the functionality of these products overlap, we believe that software developers may face additional infringement claims.

Infringement claims, even if without merit, can be time consuming and expensive to defend. A third party asserting infringement claims against us or our customers with respect to our current or future products may require us to enter into costly royalty arrangements or litigation, or otherwise materially adversely affect us.

We Depend on Key Personnel and Will Need to Retain and Recruit Skilled Personnel, for Which Competition Is Intense, to Conduct and Grow Our Business Effectively

Our success depends in large part on the continued service of our key personnel, particularly Dr. Donald E. Brown, our Chief Executive Officer and largest shareholder. The loss of the services of Dr. Brown or other key personnel could have a material adverse effect on our business, financial condition or results of operations. Our future success also depends on our ability to attract, train, assimilate and retain additional qualified personnel. Competition for persons with skills in the software industry is intense, particularly for those with relevant technical and/or sales experience. We cannot assure you that we will be able to retain our key employees or that we can attract, train, assimilate or retain other highly qualified personnel in the future.

Our International Operations Involve Financial and Operational Risks Which May Adversely Affect Our Business and Operating Results

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international partners. Non-North American revenues accounted for 29%, 25% and 27% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. Risks inherent in our international business activities may include the following:

•	economic and political instability;

•	unexpected changes in foreign regulatory requirements and laws;

•	tariffs and other trade barriers;

•	timing, cost and potential difficulty of adapting our software products to the local language in those foreign countries that do not use the English alphabet, such as Japan, Korea and China;

•	lack of acceptance of our products in foreign countries;

•	longer sales cycles and accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of funds;

•	acts of terrorism; and

•	increased government regulations related to increasing or reducing business activity in various countries.

Our international revenues are generally denominated in United States dollars; however, as a result of our acquisition of several partners outside of the United States, we now have revenues denominated in several foreign currencies. Our international expenses are generally denominated in local foreign currencies. Fluctuations in exchange rates between the United States dollar and other currencies could have a material adverse effect on our business, financial condition or results of operations, and particularly, on our operating margins and net income. We maintain a currency hedging program to help mitigate future effects of fluctuations in the foreign exchange rates on cash and receivables. These hedging techniques may not be successful. Exchange rate fluctuations could also make our products more expensive than competitive products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.

Malicious Human Actions and/or Catastrophic Events May Disrupt Our Operations and Harm Our Operating Results

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, security breaches, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our reputation and our business, operating results, and financial condition. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Likewise, events such as widespread blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

 A disruption or failure of our systems or operations in the event of a major earthquake, weather event, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results.

Changes in Corporate Taxes or Adverse Outcomes Resulting from Examination of Our Income Tax Returns Could Adversely Affect Our Results

Our provision for income taxes could be adversely affected by changes in the valuation of our deferred tax assets and liabilities; by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by expiration of or lapses in the research and development tax credit laws; by transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions into our intercompany research and development cost sharing arrangement; by tax effects of nondeductible stock option expense; by tax costs related to intercompany realignments; or by changes in tax laws, regulations and accounting principles, including accounting for uncertain tax positions or interpretations thereof. If amounts included in tax returns are reduced or disallowed, it would reduce our loss carryforwards and tax credits and the amount of expected future non-cash income tax expense used by management and investors. Judgment is required to determine the recognition and measurement attributes prescribed in FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). In addition, FASB ASC 740 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain tax jurisdictions is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We have also recorded state and local income tax incentives as a reduction of certain operating expenses and if those incentives were to be disallowed we may be required to record additional expense. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

We May Not Achieve the Expected Benefits of the Reorganization

We believe our Reorganization into a holding company will provide us with benefits in the future. These expected benefits may not be achieved if market conditions or other circumstances prevent us from taking advantage of the strategic, business and financing flexibility that the Reorganization affords us. As a result, we may have incurred the costs of the Reorganization without realizing the possible benefits. In addition, the holding company structure may not be successful in insulating the liabilities of our subsidiaries from each other or from Interactive Intelligence. For example, creditors and/or other third parties may challenge the impact of the holding company structure and any subsequent transfers of assets on our relationship with them.

As a Holding Company, Interactive Intelligence Depends in Large Part on Dividends from Its Operating Subsidiaries to Satisfy Its Obligations

Interactive Intelligence is a holding company with no business operations of its own. Its only significant assets are the outstanding capital stock of its subsidiaries. As a result, it relies on funds from its current subsidiaries and any subsidiaries that it may form in the future to meet its obligations.

Although We Expect that the Distribution of Latitude Stock and the Transfer of Assets to Newly Created Subsidiaries of Interactive Intelligence by ININ Inc. Will Not Result in Any Immediate Federal Income Tax Liability to Interactive Intelligence or ININ Inc., the Internal Revenue Service May Disagree

After the consummation of the Reorganization, ININ Inc. distributed the stock of Latitude to Interactive Intelligence, transferred certain assets to newly created subsidiaries and spun off one of these newly created subsidiaries to Interactive Intelligence.  We expect that these actions will not result in any immediate federal income tax liability to Interactive Intelligence or ININ Inc. However, neither Interactive Intelligence nor ININ Inc. has requested nor will request a private letter ruling from the Internal Revenue Service as to the tax consequences of these actions. As a result, the Internal Revenue Service could take the position that these actions do not constitute tax-free transactions. In such case, ININ Inc. may be treated as having instead made a taxable distribution(s), which could result in material tax liability to Interactive Intelligence or ININ Inc. In addition, Interactive Intelligence may incur state income tax as a result of these actions, but we do not believe that these taxes will be material.

We Are Exposed to Fluctuations in the Market Value of Our Money Market Funds and Investments. The Financial Pressure on Investment Institutions Managing Our Investments or the Failure of Such Entities May Lead to Restrictions on Access to Our Investments Which Could Negatively Impact Our Balance of Cash and Cash Equivalents, thus Affecting Our Overall Financial Condition

We maintain an investment portfolio of various holdings and maturities. These securities are recorded on our consolidated balance sheets at fair value. This portfolio includes money market funds, notes, bonds and commercial paper of various issuers. If the debt of these issuers is downgraded, the carrying value of these investments could be impaired. In addition, we could also face default risk from some of these issuers, which could cause the carrying value to be impaired. Financial institutions have been under significant pressure over the past several quarters. Should one or more of the financial institutions managing our invested funds experience increased financial pressure resulting in bankruptcy, or the threat of bankruptcy, access to our funds may be restricted for a period of time and may also result in losses on those funds.

Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

Our Stock Price Has Been and Could Continue to Be Highly Volatile

Our stock price has been and could continue to be highly volatile due to a number of factors, including:

•	actual or anticipated fluctuations in our operating results;

•	announcements by us, our competitors or our customers;

•	changes in financial estimates of securities analysts or investors regarding us, our industry or our competitors;

•	technological innovations by others;

•	the operating and stock price performance of other comparable companies or of our competitors;

•	the availability for future sale, or sales, of a substantial number of shares of our common stock in the public market; and

•	general market or economic conditions.

This risk may be heightened because our industry is continually evolving, characterized by rapid technological change, and is susceptible to the introduction of new competing technologies or competitors.

In addition, the stock market has experienced significant price and volume fluctuations in the recent past that have particularly affected the trading prices of equity securities of many technology companies, including us. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has sometimes been instituted against that company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition or results of operations.

Changes Made to Generally Accepted Accounting Principles and Legislative Changes May Impact Our Business

Revisions to generally accepted accounting principles will require us to review our accounting and financial reporting procedures in order to ensure continued compliance with required policies. From time to time, such changes may have a short-term impact on our reporting, and these changes may impact market perception of our financial condition. In addition, legislative changes, and the perception these changes create, can have a material adverse effect on our business.

Failure to Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price

If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) imposes certain duties on us and our executives and directors, and we are required to comply with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act. Failure to maintain effective internal control over financial reporting could result in a material misstatement or an investigation by regulatory authorities, and could have a material adverse effect on our business and operating results, investor confidence in our reported financial information, and the market price of our common stock.

Anti-Takeover Provisions in Our Organizational Documents and Indiana Law Make Any Change in Control of Us More Difficult, May Discourage Bids at a Premium over the Market Price and May Adversely Affect the Market Price of Our Stock

Our Articles of Incorporation and By-Laws contain provisions that may have the effect of delaying, deferring or preventing a change in control of us, may discourage bids at a premium over the market price of our common stock and may adversely affect the market price of our common stock, and the voting and other rights of the holders of our common stock.  These provisions include:

•	the division of our board of directors into three classes serving staggered three-year terms;

•	removal of directors only for cause and only upon a 66 2/3% shareholder vote;

•	prohibiting shareholders from calling a special meeting of shareholders;

•	the ability to issue additional shares of our common stock or preferred stock without shareholders’ approval; and

•	advance notice requirements for raising business or making nominations at shareholders’ meetings.

The Indiana Business Corporation Law (“IBCL”) contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our board of directors. The IBCL also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition is approved.

We Cannot Predict Every Event and Circumstance That May Impact Our Business and, Therefore, the Risks and Uncertainties Discussed Above May Not Be the Only Ones You Should Consider

The risks and uncertainties discussed above are in addition to those that apply to most businesses generally. In addition, as we continue to grow our business, we may encounter other risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our world headquarters are located in approximately 220,000 square feet of space in three office buildings in Indianapolis, Indiana. We lease the space under an operating lease agreement and amendments which expire on March 31, 2018. We also occupy a product distribution center in Indianapolis, Indiana and four regional offices in the United States which are located in Herndon, Virginia, Irvine, California, Columbia, South Carolina and Jacksonville, Florida. Additionally, we lease offices for our Canada, EMEA and APAC operations in Montreal, Quebec, Berkshire, United Kingdom and Kuala Lumpur, Malaysia, respectively, and have several other office leases throughout the United States and in 11 other countries. We rent office space for sales, services, development and international offices under month-to-month leases. In accordance with FASB ASC Topic 840, Leases, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

We believe all of our facilities, including our world headquarters, regional offices and international offices in EMEA and APAC, are adequate and well suited to accommodate our business operations. We continuously review space requirements to ensure we have adequate room for growth in the future.

ITEM 3.	LEGAL PROCEEDINGS.

The information set forth under “Legal Proceedings” in Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the ticker symbol ININ. The following table sets forth, for the quarterly periods indicated, the high and low common stock prices per share as reported by The NASDAQ Global Select Market:

	2011		2010
Quarter Ended:	High	Low	High	Low
March 31	$39.00	$25.90	$20.52	$16.10
June 30	41.97	31.23	21.11	15.39
September 30	40.92	26.76	19.14	13.77
December 31	34.34	20.76	28.73	17.00

As of February 29, 2012, there were 95 registered holders of record of our common stock.

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance operations and to expand our business. Any future determination to declare or pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deem relevant.

Performance Graph

The following graph compares the cumulative total return to shareholders of our common stock from December 31, 2006 through December 31, 2011 with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (ii) the Research Data Group Software Composite Index (the RDG Software Composite Index). The graph assumes an investment of $100 on December 31, 2006 in each of our common stock, the S&P 500 Index and the RDG Software Composite Index (and the reinvestment of all dividends). The performance shown is not necessarily indicative of future performance. The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown is not indicative of, and is not intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
Interactive Intelligence Group, Inc.
S&P 500
RDG Software Composite

Cumulative Total Return Years Ended December 31,

	2006	2007	2008	2009	2010	2011

Interactive Intelligence Group, Inc.	$100.00	$117.53	$28.59	$82.29	$116.68	$102.23
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
RDG Software Composite	100.00	117.01	69.31	105.69	119.10	110.49

 The preceding Performance Graph and related information shall not be deemed “soliciting material,” or to be “filed” with the SEC, nor shall such information be incorporated by reference in any filing of Interactive Intelligence Group, Inc. under the Exchange Act or the Securities Act of 1933 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The remaining information required by Item 5 concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference to Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data (in thousands, except per share amounts) is qualified in its entirety by, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto contained in Part II, Items 7 and 8, respectively, of this Annual Report on Form 10-K. There were no cash dividends declared per common share.

Consolidated Statements of Operations Data:
	Years Ended December 31,
	2011	2010	2009	2008	2007
Total revenues	$209,526	$166,315	$131,418	$121,406	$109,901
Gross profit	144,101	115,585	91,524	82,268	74,648
Operating income	21,641	23,369	14,441	6,948	8,106
Net income	14,798	14,901	8,640	4,338	17,456

Net income per share:
Basic	$0.79	$0.85	$0.51	$0.24	$1.00
Diluted	0.74	0.79	0.47	0.23	0.91

Consolidated Balance Sheet Data:
	As of December 31,
	2011	2010	2009	2008	2007
Cash and cash equivalents and investments	$92,469	$85,882	$64,979	$45,510	$46,327
Net working capital	64,069	70,408	54,149	35,504	37,073
Total assets	232,802	176,232	132,668	105,183	103,438
Total shareholders’ equity	129,974	99,264	67,607	47,247	48,619

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Annual Report on Form 10-K, including Part I, Item 1 “Business”; Part II, Item 6 “Selected Financial Data”; and Part II, Item 8 “Financial Statements and Supplementary Data”. Investors should carefully review the information contained in this Annual Report on Form 10-K under Part I, Item 1A “Risk Factors”. The following will be discussed and analyzed:

•	Overview

•	Critical Accounting Policies and Estimates

•	Financial Highlights

•	Historical Results of Operations

•	Comparison of Years Ended December 31, 2011, 2010 and 2009

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Off-Balance Sheet Arrangements

Overview

We are a recognized leader in the global market for contact center and business communications solutions, offering a suite of applications that can be deployed as a cloud-based or on-premise multi-channel communications platform. This platform is also the foundation of our solutions for unified communications and business process automation.  Our solutions are used by businesses and organizations across a wide range of industries, including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services.

In 2011, we completed our organizational transformation into a new holding company structure pursuant to a corporate reorganization whereby Interactive Intelligence Group, Inc. became the successor reporting company to Interactive Intelligence, Inc. (the "Reorganization").  This new structure is intended to provide us with enhanced strategic, operational and financial flexibility, improve our ability to determine financial results and profitability of different lines of business, and better manage tax expenses and exposure to liabilities.

We plan to expand our global reach by:

1.	Continuing to gain market share with our contact center and unified communications solutions, particularly through our cloud-based deployment;
2.	Increasing sales of our business process automation offering;
3.	Acquiring complementary applications and distribution channels; and
4.	Leveraging our strategic and distribution partners to further penetrate existing accounts and markets.

Our management monitors certain key measures to assess our financial results. In particular, we track trends on product orders, contracted professional services, and cloud-based orders from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to look for trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue and operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends affecting 2011 and our expectations for 2012, see the “Financial Highlights” below.

In addition to the above, our management monitors diluted earnings per share (“EPS”), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America (“GAAP”) and on a non-GAAP basis. Management uses non-GAAP EPS, non-GAAP net income and non-GAAP operating income to analyze our business. These non-GAAP measures include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments and exclude non-cash stock-based compensation expense for stock options, the amortization of certain intangible assets related to acquisitions by us, and non-cash income tax expense. These measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. Stock-based compensation expense and amortization of intangibles related to acquisitions are non-cash and certain amounts of income tax expense are non-cash. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense, amortization of intangibles related to acquisitions and non-cash income tax expense amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also uses financial statements that exclude stock-based compensation expense related to stock options, amortization of intangibles related to acquisitions and non-cash income tax amounts for our internal budgets.

During the fourth quarter of 2010, we began including purchase accounting adjustments in our GAAP to non-GAAP reconciliation. The non-GAAP measures shown below include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments and exclude the amortization of certain intangible assets and acquisition expenses related to the acquisitions of CallTime Solutions Ltd. (“CallTime”), Agori Communications, GmbH (“Agori”), Global Software Services, Inc., doing business as Latitude Software (“Latitude”) and AcroSoft Corporation (“AcroSoft”).  Historical amounts shown below are presented using this revised format.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009

Net income, as reported	$14,798	$14,901	$8,640
Purchase accounting adjustments:
Increase to revenues:
Recurring	471	88	100
Services	54	4	5
Reduction of operating expenses:
Customer Relationships	886	166	22
Technology	140	83	40
Non-compete agreements	180	45	-
Acquisition costs	600	89	65
Total	2,331	475	232
Non-cash stock-based compensation expense:
Cost of recurring revenues	422	227	170
Cost of services revenues	101	94	69
Sales and marketing	1,677	1,230	1,128
Research and development	1,570	1,178	952
General and administrative	1,528	1,250	1,003
Total	5,298	3,979	3,322
Non-cash income tax expense	2,434	7,176	6,036
Non-GAAP net income	$24,861	$26,531	$18,230

Operating income, as reported	$21,641	$23,369	$14,441
Purchase accounting adjustments	2,331	475	232
Non-cash stock-based compensation expense	5,298	3,979	3,322
Non-GAAP operating income	$29,270	$27,823	$17,995

Diluted EPS, as reported	$0.74	$0.79	$0.47
Purchase accounting adjustments	0.12	0.03	0.01
Non-cash stock-based compensation expense	0.27	0.21	0.18
Non-cash income tax expense	0.12	0.37	0.34
Non-GAAP diluted EPS	$1.25	$1.40	$1.00

Critical Accounting Policies and Estimates

We believe our accounting policies listed below are important to understanding our historical and future performance, as these policies affect our reported amounts of revenues and expenses and are applied to significant areas involving management’s judgments and estimates. Such accounting policies require significant judgments, assumptions and estimates used in the preparation of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, and actual results could differ materially from the amounts reported based on these policies. These policies, and our procedures related to these policies, are described below. See also Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a further summary of our significant accounting policies and methods used in the preparation of our consolidated financial statements.

Sources of Revenues and Revenue Recognition Policy

We report three types of revenues:  product revenues, recurring revenues and services revenues.  Product revenues are generated from licensing the right to use our software applications and selling hardware as a component of our solution. Recurring revenues are generated by our cloud-based business, annual support fees, and annual renewal fees. Services revenues are generated primarily from professional services and educational services. Revenues are generated by direct sales with customers and by indirect sales through a partner channel.

Product Revenues

Our license agreements are either perpetual or annually renewable.  For any revenues to be recognized from a license agreement, the following criteria must be met:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Collection is probable; and

•	Delivery has occurred.

For a perpetual license agreement, upon meeting the revenue recognition criteria above, we immediately recognize as product revenues the residual amount of the total fees if sufficient vendor specific objective evidence (“VSOE”) of fair value exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient VSOE of fair value for the undelivered elements does not exist, we recognize the initial license fee as product revenues ratably over the initial term of the support agreement once support is the only undelivered element. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, when support commences, or no more than six months following the contract date. We determine VSOE of fair value for support in perpetual agreements based on substantive renewal rates the customer must pay to renew the support. The VSOE of fair value for other services is based on amounts charged when the services are sold in stand-alone sales.

Although the majority of our product licenses are perpetual, certain customers, whose original license contracts were signed prior to 2004, have renewable term licenses. In December 2011, we began the process of converting all existing renewable term licenses to perpetual licenses.  This decision was based on several factors including reduced administration cost for these license types.

For an annually renewable license agreement, upon meeting the revenue recognition criteria above, we recognize the license fees under these agreements as product revenues ratably over the initial license period, which is generally 12 months, and the remainder of the license fees are recognized as recurring revenues over the same time period.

We recognize revenues related to any hardware sales when the hardware is delivered and all other revenue recognition criteria are met.

Recurring Revenues

We generate recurring revenues through our cloud-based licenses, as well as annual support and renewal fees. Cloud-based licenses generate revenues as we provide services to customers that pay monthly fees to use specified numbers of software licenses. Customers are billed the greater of a minimum monthly fee or charges based on actual usage, and revenue is recognized monthly as services are performed. Our license agreements may also include charges for implementation, which are recognized ratably over the expected life of the customer.

For annually renewable license agreements, the allocation of the initial order between product revenues and recurring revenues is based on an average renewal rate for our time based contracts. We apply the allocation of product revenues and recurring revenues consistently to all annually renewable license agreements. Under annually renewable license agreements, after the initial license period, our customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee. The revenue from annual renewal fees is classified under recurring revenue and the revenue is recognized ratably over the contract period. Under perpetual license agreements, we recognize annual support fees as recurring revenues ratably over the post-contract support period, which is typically 12 months, but may extend up to three years if prepaid.

Services Revenues

We generate revenues from other services we provide to our customers and partners including fees for professional and educational services. Revenues from professional services, which include implementing our products for a customer or partner, and educational services are recognized as the related services are performed for premise-based deployments and over the expected life of the customer for cloud-based deployments.

Goodwill and Other Intangible Assets

We review goodwill and intangible assets with indefinite lives for impairment at least annually in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other. Identifiable intangible assets such as intellectual property trademarks and patents are amortized over a 10 to 15 year period using the straight-line method. In addition, other intangible assets, such as customer relationships, core technology and non-compete agreements are amortized over a 5 to 13 year period based upon historical patterns in which the economic benefits are expected to be realized. As of September 30, 2011 when our 2011 goodwill impairment test was performed, we had one reporting segment and therefore our impairment review of goodwill involved reviewing the impairment of the Company as a whole. The fair value of our reporting unit was substantially in excess of its carrying value as of the 2011 goodwill impairment test. This guidance requires us to perform the goodwill impairment test annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount. We determined no indication of impairment existed as of September 30, 2011 when the annual goodwill impairment test was performed. As there were no changes in facts and circumstances that indicated that the fair value of the reporting unit may have been below its carrying amount since September 30, 2011, no additional impairment test was performed during the fourth quarter of 2011.

See Note 12 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on goodwill and other intangible assets.

Stock-Based Compensation Expense

Consistent with FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”), we continue to use the Black-Scholes option-pricing model as our method of valuation for share-based payment awards. Our determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and an expected risk-free rate of return. If factors change and we use different assumptions for estimating stock-based compensation expense associated with awards granted in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We record compensation expense for share-based awards using the straight-line method, which is recorded into earnings over the vesting period of the award. Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2011, 2010 and 2009 was $5.3 million, $4.0 million and $3.3 million, respectively. See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our stock-based compensation.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FASB ASC Topic 740, Income Taxes (“FASB ASC 740”), establishes financial accounting and reporting standards for the effect of income taxes. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

In assessing the recoverability of deferred tax assets, our management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income prior to the period in which temporary differences such as loss carryforwards and tax credits expire. Management considers projected future taxable income and tax planning strategies in making this assessment.

Sales tax amounts collected from customers is recorded on a net basis.

See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our income taxes.

Research and Development

FASB ASC Topic 985, Software, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Costs incurred by us between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2011, all research and development costs have been expensed. Research and development expense for 2011, 2010 and 2009 was $35.6 million, $28.3 million and $24.1 million, respectively.

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs in connection with loss contingencies are expensed as incurred.

Financial Highlights

For the year ended December 31, 2011, we achieved 26% revenue growth over 2010 and increased our cash and investment balance by approximately $6.6 million while acquiring two companies for cash and purchasing property and equipment. The following table sets forth information about our total revenues (in millions) and the annual growth percentage over the previous year for the past five years.

Year:	Revenues	% Growth
2011	$209.5	26%
2010	166.3	27
2009	131.4	8
2008	121.4	10
2007	109.9	32

On October 5, 2010, we entered into a stock purchase agreement with the shareholders of Latitude, pursuant to which we purchased 100% of the outstanding capital stock of Latitude. In addition, on February 28, 2011, we entered into a stock purchase agreement with the shareholders of Agori, pursuant to which we purchased 100% of Agori’s outstanding capital stock.  On July 1, 2011, we entered into a stock purchase agreement with CallTime, pursuant to which we purchased 100% of CallTime’s outstanding capital stock. Additional details of each acquisition are as follows:

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

Total revenues, including these acquisitions, increased $43.2 million, or 26%, in 2011 compared to 2010.  Our revenue growth rate excluding acquisition-related revenues was 20.0% for 2011.  The dollar amount of orders continued to increase, as we had 86 product contracts over $250,000 in 2011 compared to 77 in 2010.  In addition, our recurring revenues continued to increase year-over-year primarily due to an increase in renewal and support fees from continued growth in the number and size of our installed base of customers and from an increase in our cloud-based revenues, as we added 27 cloud-based customers in 2011 compared to 13 in 2010.  Our unrecognized cloud-based revenues were $34.6 million as of December 31, 2011.  Due to the fact that cloud-based orders are deferred and recognized ratably over the expected life of the customer, whereas premise-based orders are generally recognized upfront, the mix of orders received impacted, and will continue to impact, revenues recognized.

Total expenses increased $44.9 million in 2011 compared to 2010.  These increases resulted from the continued investment in our operations primarily through increases in our staffing company-wide, including staffing additions as a result of our recent acquisitions, and related increases in travel and entertainment, increases in the expenses of our data centers as our cloud-based business continued to increase, and increases for outside professional services related to the Reorganization and recent acquisitions, and various other legal matters within the normal course of business.

We expect our revenues will continue to increase in 2012.  We plan to support this growth by accelerating investments in sales and marketing, as well as research and development, in order to capitalize on our market momentum and strong competitive position.  We plan to focus in particular on increasing orders related to our cloud-based offerings and sales in key global markets.  As orders related to our cloud-based offerings increase, our recognized revenues have slowed, and may continue to slow, as cloud-based orders are recognized ratably over the expected life of the customer.  Since we are recognizing expenses for product development, sales and marketing as incurred, an increase in cloud-based orders has resulted, and may continue to result, in a higher percentage of expenses recognized relative to recognized revenues. We estimate that our 2012 revenues will be between $243 and $248 million with a non-GAAP operating margin of approximately 9%.

Historical Results of Operations

The following table sets forth, for the periods indicated, our consolidated financial information expressed as a percentage of total revenues:

	Years Ended December 31,
	2011	2010	2009
Revenues:
Product	45%	48%	48%
Recurring	44	41	43
Services	11	11	9
Total revenues	100	100	100
Cost of revenues:
Product	12	14	13
Recurring	11	10	10
Services	8	6	7
Amortization of intangible assets	--	1	--
Total cost of revenues	31	31	30
Gross profit	69	69	70
Operating expenses:
Sales and marketing	30	28	30
Research and development	17	17	18
General and administrative	11	10	11
Amortization of intangible assets	--	--	--
Total operating expenses	58	55	59
Operating income	11	14	11
Other income:
Interest income, net	--	1	--
Other expense	--	(1)	--
Total other income	--	(0)	--
Income before income taxes	11	14	11
Income tax expense	4	5	4
Net income	7%	9%	7%

Comparison of Years Ended December 31, 2011, 2010 and 2009

Revenues

Primary Sources of Revenues

Our revenues include: (i) product revenues, which include licensing the right to use our software applications and selling hardware as a part of our solutions; (ii) recurring revenues, which include support fees from perpetual license agreements, renewal fees from annually renewable license agreements, and fees from our cloud-based offerings; and (iii) services revenues, which include fees for professional services and educational services fees. Our revenues are generated by direct sales to customers and through our partner channels.

Product Revenues	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Product revenues	$94,738	$79,817	$63,327
Change from prior year	19%	26%	5%
Percentage of total revenues	45%	48%	48%

Product revenues increased $14.9 million, or 19%, in 2011 compared to 2010, and $16.5 million, or 26%, in 2010 compared to 2009.  These increases were primarily due to increases in the dollar amount of orders received from both new and existing customers, driven in particular, as shown in the following table, to an increasing number of sizable transactions:

	Years Ended December 31,
	2011	2010	2009
Increase in dollar amount of total product orders	10.7%	25.2%	4.1%
Total product orders greater than $250,000	86	77	52
Increase in dollar amount of product orders greater than $250,000	35.5%	58.8%	34.7%

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

During 2011, we converted certain annually renewable licenses to perpetual contracts, resulting in an additional $1.3 million, or 1.4%, of recognized revenues related to additional seats purchased by these existing term-based customers that were recognized as perpetual licenses.

Our geographic mix of revenues has been relatively consistent over 2011 and 2010, with the exception of a $6.4 million increase year-over-year in the Asia-Pacific (“APAC”) region, specifically Australia.  The Americas contributed 65% and 71% of product revenues in 2011 and 2010, respectively, Europe, the Middle East and Africa (“EMEA”) 23% and 22%, and the Asia-Pacific (“APAC”) region 12% and 6% in 2011 and 2010, respectively.

Recurring Revenues	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Recurring revenues	$91,411	$68,740	$55,798
Change from prior year	33%	23%	13%
Percentage of total revenues	44%	41%	43%

Recurring revenues include the portion of license arrangements allocated to maintenance and support from perpetual and annually renewable contracts, renewals of annually renewable licenses and maintenance contracts, and revenues from our cloud-based applications. The actual percentage fee charged for the renewal of annually renewable licenses and perpetual mainteannce agreements as compared to the initial annually renewable license fee and maintenance charge, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future recurring revenues.

The breakdown of the recurring revenues was as follows:

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Renewal and support fees	$79,074	$62,342	$52,383
Cloud-based revenues	12,198	6,235	3,252
Other	139	163	163
Total	$91,411	$68,740	$55,798

Recurring revenues increased $22.7 million, or 33%, in 2011 compared to 2010 and $12.9 million, or 23%, in 2010 compared to 2009 primarily due to an increase in renewal and support fees from continued growth of our installed base of customers and increases in cloud-based revenues. Cloud-based revenues increased $6.0 million, or 96%, in 2011 compared to 2010, and $3.0 million, or 92%, in 2010 compared to 2009, as more customers deployed our cloud-based solutions. Cloud-based orders were 23%, 11% and 5% of the total orders we received in 2011, 2010 and 2009, respectively.  Recurring revenues related to our acquisitions accounted for 7% and 2% of our recurring revenues for 2011 and 2010, respectively.

Support and license renewal rates were approximately 90% during each of the last three years.

Revenues from cloud-based contracts are primarily recognized ratably over the expected life of the customer, which is typically three to five years. We invoice the customer monthly for the services performed under cloud-based contracts.

Our unrecognized cloud-based revenues were $34.6 million and $15.3 million as of December 31, 2011 and 2010, respectively. These amounts of unrecognized revenues are not included in deferred revenues on our balance sheet, but the amounts represent the remaining minimum value of non-cancellable agreements and have not been invoiced.

We believe recurring revenues will continue to grow with further expansion of our installed base of customers and the growing demand for our cloud-based solutions, particularly as we continue to expand our cloud-based offerings worldwide through data centers in Australia, Germany, Japan, the United Kingdom and the United States.  We plan to open an additional data center in Brazil in 2012.

Services Revenues	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Services revenues	$23,377	$17,758	$12,293
Change from prior year	32%	44%	7%
Percentage of total revenues	11%	11%	9%

Services revenues primarily include revenues related to professional services and education.

Services revenues in 2011 increased $5.6 million, or 32%, from 2010, and $5.5 million, or 44%, between 2010 and 2009. These increases were primarily due to a growing number of large implementations sold directly through our sales force that involve professional services, as well as additional revenues related to our acquisitions. Revenues related to professional services increased 51.5% in 2011 compared to 2010 and 65.0% in 2010 compared to 2009.  We defer professional services revenues related to our cloud-based deployments and recognize those ratably over the expected life of the customer.  In 2011 and 2010, professional services revenues of $3.0 million and $1.4 million, respectively, were deferred.

Services revenues will vary based on the number of attendees at our educational classes and the amount of implementation assistance requested by our customers and partners. We believe services revenues will continue to grow as product revenues increase, order sizes continue to grow and we sell more solutions through our direct sales efforts.

Cost of Revenues	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Cost of revenues:
Product	$25,095	$23,868	$17,452
Recurring	23,801	16,991	12,913
Services	16,389	9,788	9,489
Amortization of intangible assets	140	83	40
Total cost of revenues	$65,425	$50,730	$39,894
Change from prior year	29%	27%	2%
Product cost as a % of product gross revenues	26%	30%	28%
Recurring cost as a % of recurring gross revenues	26%	25%	23%
Services cost as a % of services gross revenues	70%	55%	77%

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

Cost of product revenues increased $1.2 million in 2011 compared to 2010, but product costs as a percentage of product revenues decreased from 30% to 26% as a result of less third-party hardware being ordered.

Cost of product revenues increased $6.4 million in 2010 compared to 2009 primarily because more customers chose to purchase our third-party hardware offerings to implement our solutions. In addition, royalty expense increased $1.6 million year-over-year principally due to a contractual license for intellectual property.

Cost of Recurring Revenues

Cost of recurring revenues consists primarily of compensation expenses for technical support personnel and costs associated with our cloud-based offerings.

Cost of recurring revenues increased $6.8 million in 2011 compared to 2010, primarily due to an increase in compensation expense of $3.9 million as staffing increased year-over-year by 38%, along with a corresponding increase in travel and entertainment expenses of $410,000.  Cost of recurring revenues increased $4.1 million in 2010 compared to 2009 as a result of an increase in compensation expense of $2.1 million and travel and entertainment expenses of $295,000. The increases in both years were due to an increase in the number of maintenance, support and cloud-based employees, including those retained from our acquisitions.

Cloud-based expenses, primarily related to data center and associated hosting costs, increased $1.8 million and $1.4 million in 2011 and 2010, respectively, compared to the prior years, as we expanded our operations to service cloud-based customers. During 2010 and 2011, we opened four additional data centers internationally. Some costs related to this expansion, such as equipment costs, are recognized over time, but others such as salary and travel-related expenses are recognized as incurred. As we continue to expand our cloud-based offerings, the operating margins associated with these offerings will be lower than our long-term expectations; however, we believe that over time, these operating margins will increase and eventually be similar to our current gross margin. In addition, although some costs related to our cloud-based offerings are fixed, others are variable based on usage and call volume and, therefore, we expect cost of recurring revenues to increase as the revenues from these orders are recognized and new customers are added.

Cost of Services Revenues

Cost of services consists primarily of compensation expenses for professional services and educational personnel.

Cost of services increased by $6.6 million, or 67%, in 2011 compared to 2010 primarily due to increased compensation expenses of $5.4 million, travel and entertainment expenses of $961,000 and allocated corporate expenses of $500,000. Cost of services increased $299,000 in 2010 compared to 2009 primarily due to increased compensation expenses of $986,000 and increased travel and entertainment expenses of $421,000.  Increases in both years involved hiring additional professional services staff to meet the growing demands for such services and staff added as a result of our acquisitions. Partially offsetting these increases were deferred professional services costs of $2.2 million in 2011 and $1.0 million in 2010 related to our cloud-based offerings that will be recognized ratably over the expected life of the customer.

Gross Profit	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Gross profit	$144,101	$115,585	$91,524
Change from prior year	25%	26%	11%
Percentage of total revenues	69%	69%	70%

Gross profit as a percentage of total revenues in any particular period reflects the amount of product, recurring and services revenues recognized and the cost of product, recurring and services incurred.

Gross profit increased by $28.5 million in 2011 compared to 2010 and by $24.1 million in 2010 compared to 2009 as a result of the impact of the factors discussed above.

Operating Expenses

Sales and Marketing	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Sales and marketing expenses	$63,039	$47,072	$39,141
Change from prior year period	34%	20%	0%
Percentage of total revenues	30%	28%	30%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our direct sales, marketing, and channel management operations for premise-based and cloud-based deployments.

Sales and marketing expenses increased $16.0 million in 2011 compared to 2010, primarily due to increases in compensation expense of $10.6 million, and travel and entertainment expense of $1.4 million as sales and marketing staffing, including the formation of our client success group, increased year-over-year by almost 40%.  Additionally, corporate marketing expenses, including advertising and events, increased $2.4 million in 2011, compared to the prior year, primarily due to increased spending on promotional and branding initiatives.

Sales and marketing expenses increased $7.9 million in 2010 compared to 2009 primarily due to increases in compensation expense of $4.5 million and travel and entertainment expense of $719,000 as sales and marketing staffing year-over-year increased 19%. Additionally, corporate marketing expenses, including advertising and events, increased $2.3 million in 2010, compared to the prior year, primarily due to increased spending on promotional and branding initiatives.

We expect sales and marketing expenses to increase in future periods as we continue expanding our sales capacity and increasing our marketing and other promotional efforts. We believe these investments are critical to our future growth, particularly as we continue to move up-market by selling to larger accounts and expanding internationally.   In addition, if more customers choose our cloud-based deployment, sales and marketing expenses as a percentage of revenues may increase because revenues for cloud-based deployments are recognized ratably over the expected life of the customer while sales and marketing expenses are generally recognized as incurred.

Research and Development	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Research and development expenses	$35,626	$28,349	$24,103
Change from prior year period	26%	18%	12%
Percentage of total revenues	17%	17%	18%

Research and development expenses are comprised primarily of compensation costs, allocated corporate costs and depreciation expenses.

Research and development expenses increased by $7.3 million and $4.2 million in 2011 and 2010, respectively, compared to the prior years, primarily due to increases in compensation expense of $6.4 million and $3.9 million, respectively, resulting from 23% and 25% year-over-year growth in research and development staffing in 2011 and 2010, respectively.

We believe such continued investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions. We expect research and development expenses will continue to increase in future periods.

General and Administrative	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
General and administrative expenses	$22,729	$16,584	$13,817
Change from prior year period	37%	20%	(5)%
Percentage of total revenues	11%	10%	11%

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense.

General and administrative expenses increased $6.1 million in 2011 compared to 2010, primarily due to an increase in compensation expense of $2.3 million as a result of year-over-year growth in staffing of 24% and an increase in travel and entertainment expenses of $336,000.  Additionally, the amortization of intangibles related to our acquisitions increased $1.2 million in 2011 compared to 2010 and fees for professional services increased $1.8 million due to the Reorganization, recent acquisitions and various other legal matters within the normal course of business.

General and administrative expenses increased $2.8 million during 2010 compared to 2009 primarily due to an increase in compensation expense of $1.2 million as a result of an increase in staffing of 22% and an increase in travel and entertainment expenses of $181,000. Additionally, bad debt expense increased $430,000 related to losses on certain accounts and our analysis of accounts receivables, and expenses related to outside legal services increased $384,000.

We expect that general and administrative expenses will continue to increase as we acquire companies and expand our infrastructure consistent with our growth strategy.

Other Income (Expense)

Interest Income, Net

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Cash, cash equivalents and investments (average)	$89,176	$75,431	$55,245
Interest income	469	340	281
Return on investments	0.53%	0.45%	0.46%

Interest income, net primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which were not material in any years reported, are also included in Interest income, net. Interest earned on investments increased during 2011 compared to 2010 as a result of a higher cash and investment balance. In addition, during 2011, we began investing in longer-term investment vehicles to increase our overall yield on investments, while still maintaining low credit risk.

Interest earned on investments increased during 2010 compared to 2009 as a result of a higher cash and investment balance; however, the rate on our investments declined slightly in 2010 compared to 2009 due mainly to lower market investment rates.

We continue to monitor the allocation of funds in which we have invested to maximize our returns on investment within our established investment policy. We have no investments in subprime assets.

Other Income (Expense), Net	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Other income (expense), net	$144	$(1,146)	$298

Other income (expense), net includes foreign currency transaction gains and losses. These gains and losses can fluctuate based on the amount of receivables that are generated in certain international currencies (particularly the euro), the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period.

During February 2010, we transferred the majority of our euro cash balances to a U.S. dollar account and in May 2010, we instituted a currency hedging program to help mitigate future effects of negative fluctuations in the foreign exchange rates on cash and receivables. We continue to explore ways to mitigate the impact of currency fluctuations in the future.

Other expense included a net foreign currency gain of $144,000 in 2011 and a foreign currency loss of $1.1 million in 2010 (including losses of $1.4 million in the first half of 2010 before we began our hedging program).

Income Tax Expense	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Income tax expense	$7,421	$7,662	$6,380

As of December 31, 2011, we had $2.1 million in remaining tax credit carryforwards to offset taxable income and taxes payable as described in Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. There was no valuation allowance at December 31, 2011, 2010 or 2009. We recorded income tax expense of $7.4 million in 2011; however, due to the tax net operating loss carryforwards, the tax credit carryforwards and stock option compensation deductions, actual cash payments for income taxes were $2.6 million in 2011.

Our effective tax rate was 33% for the year ended December 31, 2011 compared to 34% for the year ended December 31, 2010. The tax rate is determined by considering the federal tax rate, rates in various states and international jurisdictions in which we have operations, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes.

The impact of foreign effective income tax rates on our overall effective income tax rates is immaterial due to the fact that we historically used a cost plus basis for calculating taxes in most foreign tax jurisdictions in which we operate.  A cost plus basis limits the taxes paid in these foreign jurisdictions to a markup of the costs that we incur in these jurisdictions and is not tied to the actual revenues generated.  During 2011, we switched two of our foreign subsidiaries from the cost plus basis to a reseller basis.  This change to a reseller model did not result in a material impact to income tax expense for 2011.

Net income before taxes for our foreign subsidiaries, under both the cost plus and reseller models, for the years ended December 31, 2011, 2010 and 2009 were $1.5 million, $1.2 million and $1.0 million, respectively.  The recorded foreign tax expense for 2011, 2010 and 2009 was $18,000, $187,000 and $294,000, respectively. The decrease in foreign tax expense for 2011, when compared to 2010 and 2009, was due to switching two of our foreign subsidiaries to the reseller model.  The impact of the foreign effective income tax rates could become material as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

During 2012, we expect an income tax rate of approximately 35%. We expect that a portion of the GAAP tax expense will be offset by compensation deductions we will generate in 2012 and tax credits, including both existing carryforward credits and research and development credits which have already been enacted for 2012.

Liquidity and Capital Resources

We generate cash from the collection of payments related to licensing our products as well as from selling hardware, renewals of annual licenses and maintenance and support agreements, and the delivery of other services.  During 2011, 2010 and 2009, we also received $6.7 million, $6.4 million and $2.2 million, respectively, in cash from the exercise of stock options and $510,000, $350,000 and $252,000, respectively, from purchases of common stock under our Employee Stock Purchase Plan. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses, marketing activities, paying vendors for hardware, other services and supplies, and purchasing property and equipment. We acquired Latitude for $15.6 million in cash during the fourth quarter of 2010 and Agori and CallTime during the first and third quarters of 2011 for $4.9 million and $11.4 million, respectively. We continue to be debt free.

We determine liquidity by combining cash and cash equivalents, short-term investments and long-term investments as shown in the table below. Based on our recent performance and current expectations, we believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our working capital needs and current or expected obligations associated with our operations over the next 12 months and into the foreseeable future.  Our largest potential capital outlay in the future would be for potential acquisitions. If our liquidity is not sufficient to purchase a targeted company with our existing cash, we may need to raise additional capital, either through the capital markets or debt financings.

	December 31,
	2011	2010
	($ in thousands)
Cash and cash equivalents	$28,465	$48,300
Short-term investments	40,589	37,582
Long-term investments	23,415	--
Total liquidity	$92,469	$85,882

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of investments is reported as a source of cash.

The majority of cash held in foreign accounts is the property of Interactive Intelligence. We believe that these funds can be transferred into the U.S. with limited tax consequences. As of December 31, 2011, Interactive Intelligence held a total of $13.4 million in its various foreign bank accounts and our foreign subsidiaries held a total of $7.4 million in their various bank accounts. Our foreign subsidiaries had $8.6 million in undistributed earnings as of December 31, 2011. If we were to repatriate all of those earnings to Interactive Intelligence in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $1.2 million.

As of December 31, 2011 and December 31, 2010, we had accounts with euro balances of approximately $7.9 million and $5.6 million, respectively, British pound balances of $1.6 million and $207,000, respectively, Australian dollar balances of $2.3 million and $93,000, respectively, and balances of nine other foreign currencies totaling $1.2 million and $239,000, respectively. We also held South African rand balances of $7.2 million as of December 31, 2011.

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Beginning cash and cash equivalents	$48,300	$48,497	$34,705
Cash provided by operating activities	21,390	28,697	15,083
Cash used in investing activities	(51,742)	(41,969)	(9,676)
Cash provided by financing activities	10,517	13,075	8,385
Ending cash and cash equivalents	$28,465	$48,300	$48,497

Cash provided by operating activities during all three years was generated primarily by our net income adjusted for routine fluctuations in our operating assets and liabilities. The cash used in investing activities increased due to transferring a portion of our cash to investment vehicles in 2011 and 2010, as well as the purchase of Latitude in 2010 and Agori and CallTime in 2011. Cash provided by financing activities was primarily due to tax benefits from stock-based payment arrangements and proceeds from stock options exercised.

Contractual Obligations

The following amounts set forth in the table are as of December 31, 2011 (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$46,747	$6,604	$16,006	$16,137	$8,000
Purchase obligations	12,632	2,637	9,995	--	--
Other obligations reflected on the consolidated balance sheet under GAAP	1,644	--	--	1,644	--
Total	$61,023	$9,241	$26,001	$17,781	$8,000

As set forth in the Contractual Obligations table, we have operating lease obligations and purchase obligations that are not recorded in our consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to FASB ASC Topic 840, Leases. These obligations include the amended operating lease of our world headquarters and the leases of several other locations for our offices in the United States and eleven other countries.  See Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on our lease commitments.

In addition, we have signed obligations for activities after December 31, 2011, such as the build-out of on-site space at our world headquarters and marketing related initiatives, which are included in our purchase obligations. Finally, other obligations include amounts regarding our tax liabilities and uncertain tax positions related to FASB ASC 740. See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on our uncertain tax positions.

In addition to the amounts set forth in the table above, we have contractual obligations with certain third-party technology companies to pay royalties to them based upon future licensing of their products and patented technologies.  We also have a purchase obligation with a third party in which the payments due are based on a percentage of our revenues, and are therefore unknown. We cannot estimate what these future amounts will be.

Off-Balance Sheet Arrangements

 Except as set forth in the Contractual Obligations table, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2011.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We develop software application products in the United States and license our products worldwide. As a result, our financial results could be affected by market risks, including changes in foreign currency exchange rates, interest rates or weak economic conditions in certain markets. Market risk is the potential of loss arising from unfavorable changes in market rates and prices.

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Canadian dollar, South African rand, Australian dollar and the euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. During 2010, we began hedging both our accounts receivable and cash that are held in euros. As of December, 31, 2011, we had hedging arrangements in British pounds, Canadian dollars and the euro. Prior to 2010, we had not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. For the year ended December 31, 2011, approximately 12% of our revenues and 16% of our expenses were denominated in a foreign currency. As of December 31, 2011, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or (losses), consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $33.0 million. A 10% change in foreign currency exchange rates would have changed the carrying value of these net assets by approximately $3.0 million as of December 31, 2011, with a corresponding foreign currency gain (loss) recognized in our consolidated statements of income.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of three years or less and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at December 31, 2011, the fair value of our portfolio would decrease by approximately $570,000.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Interactive Intelligence Group, Inc.:

We have audited the accompanying consolidated balance sheets of Interactive Intelligence Group, Inc. (the Company) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement Schedule II – Valuation and Qualifying Accounts.  We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Intelligence Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement Schedule II – Valuation and Qualifying Accounts, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Interactive Intelligence Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Indianapolis, Indiana
March 14, 2012

Interactive Intelligence Group, Inc.
Consolidated Balance Sheets
 As of December 31, 2011 and 2010
(in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$28,465	$48,300
Short-term investments	40,589	37,582
Accounts receivable, net of allowance for doubtful accounts of $1,718 in 2011 and $1,148 in 2010	56,331	36,130
Deferred tax assets, net	8,952	5,499
Prepaid expenses	11,474	7,456
Other current assets	4,966	4,989
Total current assets	150,777	139,956
Long-term investments	23,415	-
Property and equipment, net	18,304	10,336
Deferred tax assets, net	-	2,765
Goodwill	22,696	11,371
Intangible assets, net	15,029	11,001
Other assets, net	2,581	803
Total assets	$232,802	$176,232

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,545	$16,364
Accrued compensation and related expenses	8,870	6,553
Deferred product revenues	3,870	3,350
Deferred services revenues	57,423	43,281
Total current liabilities	86,708	69,548
Deferred revenues	14,141	7,420
Deferred tax liabilities, net	1,688	-
Other long-term liabilities	291	-
Total liabilities	102,828	76,968

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 18,961,497 issued and outstanding at December 31, 2011, 18,157,789 issued and outstanding at December 31, 2010	190	182
Additional paid-in capital	119,644	103,837
Accumulated other comprehensive expense	(193)	(290)
Retained earnings (accumulated deficit)	10,333	(4,465)
Total shareholders’ equity	129,974	99,264
Total liabilities and shareholders’ equity	$232,802	$176,232

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Consolidated Statements of Income
 For the Years Ended December 31, 2011, 2010 and 2009
(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Product	$94,738	$79,817	$63,327
Recurring	91,411	68,740	55,798
Services	23,377	17,758	12,293
Total revenues	209,526	166,315	131,418
Cost of revenues:
Product	25,095	23,868	17,452
Recurring	23,801	16,991	12,913
Services	16,389	9,788	9,489
Amortization of intangible assets	140	83	40
Total cost of revenues	65,425	50,730	39,894
Gross profit	144,101	115,585	91,524
Operating expenses:
Sales and marketing	63,039	47,072	39,141
Research and development	35,626	28,349	24,103
General and administrative	22,729	16,584	13,817
Amortization of intangible assets	1,066	211	22
Total operating expenses	122,460	92,216	77,083
Operating income	21,641	23,369	14,441
Other income (expense):
Interest income, net	434	340	281
Other income (expense), net	144	(1,146)	298
Total other income (expense), net	578	(806)	579
Income before income taxes	22,219	22,563	15,020
Income tax expense	7,421	7,662	6,380
Net income	$14,798	$14,901	$8,640

Net income per share:
Basic	$0.79	$0.85	$0.51
Diluted	0.74	0.79	0.47

Shares used to compute net income per share:
Basic	18,714	17,563	17,096
Diluted	19,885	18,894	18,268

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Consolidated Statements of Shareholders’ Equity
 For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated
	Shares	Amount	Stock	Capital	Expense	Deficit)	Total
Balances, January 1, 2009	16,928	$169	$(9,714)	$83,608	$(4)	$(26,812)	$47,247

Stock-based compensation	--	--	--	3,322	--	--	3,322
Exercise of stock options	321	4	3,129	(3)	--	(967)	2,163
Issuances of common stock	28	--	343	(91)	--	--	252
Tax benefits from stock-based payment arrangements	--	--	--	5,971	--	--	5,971
Comprehensive income:
Net income	--	--	--	--	--	8,640	8,640
Net unrealized investment gain	--	--	--	--	12	--	12
Total comprehensive income	--	--	--	--	12	8,640	8,652
Balances, December 31, 2009	17,277	173	(6,242)	92,807	8	(19,139)	67,607

Stock-based compensation	--	--	--	3,979	--	--	3,979
Exercise of stock options	861	9	6,078	580	--	(227)	6,440
Issuances of common stock	20	--	164	186	--	--	350
Tax benefits from stock-based payment arrangements	--	--	--	6,285	--	--	6,285
Comprehensive income:
Net income	--	--	--	--	--	14,901	14,901
Net unrealized investment loss	--	--	--	--	(298)	--	(298)
Total comprehensive income	--	--	--	--	(298)	14,901	14,603
Balances, December 31, 2010	18,158	182	--	103,837	(290)	(4,465)	99,264

Stock-based compensation	--	--	--	5,298	--	--	5,298
Exercise of stock options	786	8	--	6,663	--	--	6,671
Issuances of common stock	17	--	--	510	--	--	510
Tax benefits from stock-based payment arrangements	--	--	--	3,336	--	--	3,336
Comprehensive income:
Net income	--	--	--	--	--	14,798	14,798
Foreign currency translation adjustment	--	--	--	--	(74)	--	(74)
Net unrealized investment loss	--	--	--	--	171	--	171
Total comprehensive income	--	--	--	--	97	14,798	14,895
Balances, December 31, 2011	18,961	$190	$--	$119,644	$(193)	$10,333	$129,974

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Consolidated Statements of Cash Flows
 For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$14,798	$14,901	$8,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	6,915	4,621	4,287
Stock-based compensation expense	5,298	3,979	3,322
Tax benefits from stock-based payment arrangements	(3,336)	(6,285)	(5,970)
Deferred income tax	(524)	(245)	(1,114)
Accretion of investment income	(1,165)	(235)	(149)
Gain on disposal of fixed assets	4	-	-
Changes in operating assets and liabilities:
Accounts receivable	(13,313)	(2,040)	(4,497)
Prepaid expenses	(2,888)	(1,423)	(439)
Other current assets	(85)	(1,054)	(1,939)
Other assets	(1,778)	(114)	109
Accounts payable and accrued liabilities	(782)	10,350	6,534
Accrued compensation and related expenses	(918)	1,370	1,460
Deferred product revenues	489	(2,329)	918
Deferred services revenues	18,675	7,201	3,921
Net cash provided by operating activities	21,390	28,697	15,083

Investing activities:
Sales of available-for-sale investments	73,118	21,815	14,300
Purchases of available-for-sale investments	(98,205)	(42,978)	(19,815)
Purchases of property and equipment	(13,280)	(5,478)	(1,912)
Acquisition of intangible and other assets, net of cash and cash equivalents acquired	(13,376)	(15,328)	(2,249)
Unrealized gain on investment	1	--	--
Net cash used in investing activities	(51,742)	(41,969)	(9,676)

Financing activities:
Proceeds from stock options exercised	6,671	6,440	2,163
Proceeds from issuance of common stock	510	350	252
Tax benefits from stock-based payment arrangements	3,336	6,285	5,970
Net cash provided by financing activities	10,517	13,075	8,385

Net (decrease) increase in cash and cash equivalents	(19,835)	(197)	13,792
Cash and cash equivalents, beginning of year	48,300	48,497	34,705
Cash and cash equivalents, end of year	$28,465	$48,300	$48,497

Cash paid during the year for:
Interest	$3	$1	$--
Income taxes	2,835	853	743

Other non-cash item:
Purchases of property and equipment payable at end of year	$(70)	$(23)	$29

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

1.	THE COMPANY

Effective July 1, 2011, Interactive Intelligence Group, Inc. (“Interactive Intelligence”) became the successor reporting company to Interactive Intelligence, Inc. (“ININ Inc.”), pursuant to a corporate reorganization approved by the shareholders of ININ Inc. at its 2011 annual meeting of shareholders (the “Reorganization”). Interactive Intelligence is conducting the business previously conducted by ININ Inc. in substantially the same manner. In these Notes to Consolidated Financial Statements, the term the “Company” means ININ Inc. and its wholly-owned subsidiaries for the periods through and including June 30, 2011, and Interactive Intelligence and its wholly-owned subsidiaries for the periods after June 30, 2011.

The Company is a recognized leader in the global market for contact center and business communications solutions, offering a suite of applications that can be deployed as a cloud-based or on-premise multichannel communications platform. This platform is also the foundation of the Company's solutions for unified communications and business process automation. The Company’s solutions are used by businesses and organizations across a wide range of industries, including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services.

The Company commenced principal operations in 1994 and revenues were first recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in nine other countries. The Company’s world headquarters are located in Indianapolis, Indiana with regional offices throughout the United States and 11 other countries. The Company markets its software applications in the Americas, Europe, the Middle East and Africa, and Asia-Pacific.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, management reevaluates these estimates including those related to revenue recognition, allowance for doubtful accounts, stock-based compensation, other assets and accounting for income taxes. Despite management’s best effort to establish good faith estimates and assumptions, actual results could differ from these estimates.

Revenue Recognition

The Company reports three types of revenues: product revenues, recurring revenues, and services revenues. Product revenues are generated from licensing the right to use its software applications, and in certain instances, selling hardware as a component of its solution. Recurring revenues are generated by annual support and renewal fees and by the Company’s cloud-based business. Services revenues are generated primarily from professional services and educational services. Revenues are generated by direct sales with customers and by indirect sales through a partner channel.

Product Revenues

The Company’s license agreements are either perpetual or annually renewable.  For any revenues to be recognized from a license agreement, the following criteria must be met:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Collection is probable; and

•	Delivery has occurred.

For a perpetual license agreement, upon meeting the revenue recognition criteria above, the Company immediately recognizes as product revenues the residual amount of the total fees if sufficient vendor specific objective evidence (“VSOE”) of fair value exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient VSOE of fair value for the undelivered elements does not exist, the Company recognizes the initial license fee as product revenues ratably over the initial term of the support agreement once support is the only undelivered element. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, when support commences, or no more than six months following the contract date. The Company determines VSOE of fair value for support in perpetual agreements based on substantive renewal rates the customer must pay to renew the support. The VSOE of fair value for other services is based on amounts charged when the services are sold in stand-alone sales.

Although the majority of the Company’s product licenses are perpetual, certain customers, whose original license contracts were signed prior to 2004, have renewable term licenses. For an annually renewable license agreement, upon meeting the revenue recognition criteria above, the Company recognizes the license fees under these agreements as product revenues ratably over the initial license period, which is generally 12 months, and the remainder of the license fees are recognized as recurring revenues over the same time period.

The Company sells hardware manufactured by third parties, which does not contain the Company’s software, and certain appliances, including the Interaction Gateway® and the Interaction Media Server™, that combine third-party hardware and the Company’s Interaction Gateway®  or Interaction Media Server™  software. These appliances are not pre-loaded with the Company’s Customer Interaction Center ® (“CIC”) software and the Company does not require its customers to purchase these items directly from them. The Company’s CIC software will function properly on hardware, gateways or media servers purchased from other vendors.

The appliances mentioned above are a combination of hardware and the Company’s software.  The software and hardware function together to provide the hardware’s essential functionality. The Company recognizes revenues related to hardware and appliance sales when the hardware is delivered and all other revenue recognition criteria are met.

Contracts that contain both software and hardware are reviewed to allocate the deliverables into separate units of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition- Multiple Element Arrangements ("FASB ASC 605-25").  The units of accounting fall into one of two categories: software or non-software related products.  FASB ASC 605-25 is used to allocate the fair value of each.

Recurring Revenues

The Company generates recurring revenues through its cloud-based business, and through annual support and renewal fees. The cloud-based business generates revenues by providing services to customers, in which the customers pay a minimum monthly fee to use a specified number of software licenses, plus any overages. Customers are billed the greater of their minimum monthly fee or actual usage, and revenue is recognized monthly as the service is performed. The total contract fee also includes an implementation fee, which is recognized ratably over the term of the contract.

For annually renewable license agreements, the allocation of the initial order between product revenues and recurring revenues is based on an average renewal rate for the Company’s time based contracts. The Company applies the allocation of product revenues and recurring revenues consistently to all annually renewable license agreements. Under annually renewable license agreements, after the initial license period, the Company’s customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee. The revenue from annual renewal fees is classified under recurring revenue and the revenue is recognized ratably over the contract period. Under perpetual license agreements, the Company recognizes annual support fees as recurring revenues ratably over the post-contract support period, which is typically 12 months, but may extend up to three years if prepaid.

Services Revenues

The Company generates revenues from other services that it provides to its customers and partners including fees for professional services and educational services. Revenues from professional services, which include implementing the Company’s products for a customer or partner, and educational services, which consist of training courses for customers and partners, are recognized as the related services are performed.

Recently Issued Revenue Recognition Guidance

In September 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“FASB ASU 2009-13”), which addresses criteria for separating consideration in multiple-element arrangements. The guidance requires companies to:

i.
determine whether an arrangement contains multiple deliverables, how the deliverables in an arrangement should be separated, and how the arrangement consideration should be allocated among its elements,

ii.	allocate the revenue using VSOE, third party evidence of selling price (“TPE”), or estimated selling prices (“ESP”) of the deliverables if neither VSOE nor TPE exists, and

iii.	use the ESP method instead of the residual method for arrangements containing multiple deliverables.

 The Company adopted FASB ASU 2009-13 on January 1, 2011. In arrangements that include hardware and/or appliances and software elements, the Company initially allocates the consideration in the arrangement to software and non-software items as groups. Per FASB ASU 2009-13, the hardware is considered non-software related.  The Company then allocates the sales price of arrangements bundled with software and hardware based on the relative VSOE and/or ESP for each unit of accounting. This allocation has resulted in the shifting of revenues between software and hardware. As software revenue and hardware revenue are presented in the aggregate as “Product revenues” on the Consolidated Statements of Income, there is no impact unless hardware or appliances are not delivered at period end.  This is the only time in which revenues will be impacted as the hardware items in the bundled arrangement are not recognized while the software related items are recognizable assuming all other recognition criteria are met. As such, this adjustment is only made when there is undelivered hardware or appliances at the end of a reporting period. As the majority of orders are fulfilled prior to the end of a reporting period, the adoption of this guidance has been, and is expected to continue to be, immaterial to the Company’s consolidated financial statements.

In October 2009, the FASB issued FASB ASU 2009-14, Certain Revenue Arrangements that Include Software Elements ("FASB ASU 2009-14"), which provides guidance on accounting for tangible products that contain software and non-software components that are essential to the functionality of the product. The Company determined that FASB ASU 2009-14 does not apply to any of its product offerings and, as such, the adoption of this guidance has had no impact on the Company's results of operations.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company estimates bad debt expense based on a percentage of revenue reported and other measures each period.  The Company then reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of its accounts receivable. In the analysis, the Company primarily considers the age of the customer’s or partner’s receivable and also considers the creditworthiness of the customer or partner, the economic conditions of the customer’s or partner’s industry, and general economic conditions, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of its future allowance for doubtful accounts.

If payment is not made timely, the Company will contact the customer or partner to obtain the payment. If this is not successful, the Company will institute other collection practices such as generating collection letters, involving sales personnel and ultimately terminating the customer’s or partner’s access to future upgrades, licenses and technical support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with financial institutions and high quality money market instruments.

Investments

The Company’s investments, which consist primarily of taxable corporate and government debt securities, are classified as available-for-sale. Such investments are recorded at fair value and unrealized gains and losses are excluded from earnings and recorded as a separate component of equity until realized. Premiums or discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of securities below cost judged to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Interest and dividends on all securities are included in interest income when earned.

Financial Instruments

The fair value of financial instruments, including cash and cash equivalents, short-term and long-term investments and accounts receivable, approximate their carrying values.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life. The Company leases its office space under operating lease agreements. In accordance with the FASB ASC Topic 840, Leases (“FASB ASC 840”), for operating leases with escalating rent payments, the Company records these rent payments on a straight-line basis over the life of the lease.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, Property, Plant and Equipment, certain of the Company’s assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and Other Intangible Assets

The Company reviews its goodwill and intangible assets with indefinite lives for impairment at least annually in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other. Identifiable intangible assets such as intellectual property trademarks and patents are amortized over a 10 to 15 year period using the straight-line method. In addition, other intangible assets, such as customer relationships, core technology and non-compete agreements are amortized over a five to 13 year period based upon historical patterns in which the economic benefits are expected to be realized. As of September 30, 2011 when the Company’s 2011 goodwill impairment test was performed, the Company had one reporting segment and therefore its impairment review of goodwill involved reviewing the impairment of the Company as a whole. The fair value of the reporting unit was substantially in excess of its carrying value as of the date of the 2011 goodwill impairment test. The guidance requires the Company to perform the goodwill impairment test annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount. The Company determined no indication of impairment existed as of September 30, 2011 when the annual goodwill impairment test was performed. As there were no changes in facts and circumstances that indicated that the fair value of the reporting unit may have been below its carrying amount since September 30, 2011, no additional impairment test was performed during the fourth quarter of 2011.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for 2011, 2010 and 2009 was $1.8 million, $1.4 million, and $788,000, respectively.

Research and Development

Research and development expenditures are expensed as incurred. FASB ASC Topic 985, Software, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2011, all research and development costs have been expensed. Research and development expense for 2011, 2010 and 2009 was $35.6 million, $28.3 million and $24.1 million, respectively.

Stock-Based Compensation

Consistent with FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”), the Company continues to use the Black-Scholes option-pricing model as its method of valuation for share-based payment awards. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and an expected risk-free rate of return. If factors change and the Company uses different assumptions for estimating stock-based compensation expense associated with awards granted in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The Company records compensation expense for share-based awards using the straight-line method, which is recorded into earnings over the vesting period of the award. Stock-based compensation expense for employee and director stock options and restricted stock units recognized under FASB ASC 718 for the years ended December 31, 2011, 2010 and 2009 was $5.3 million, $4.0 million and $3.3 million, respectively. See Note 5 for further information on the Company’s stock-based compensation.

Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. The fair values of short-term and long-term investments are valued in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FASB ASC Topic 740, Income Taxes (“FASB ASC 740”), establishes financial accounting and reporting standards for the effect of income taxes. The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations, or cash flows.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income prior to the period in which temporary differences such as loss carryforwards and tax credits expire. Management considers projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2011, the Company had $2.1 million in tax credit carryforwards recorded as deferred tax assets. There was no valuation allowance at December 31, 2011. The Company will continue to evaluate the valuation of deferred tax assets in accordance with the requirements of FASB ASC 740. See Note 9 for further information on the Company’s income taxes.

The revenue from sales tax collected from customers is recorded on a net basis.

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

	Years Ended December 31,
	2011	2010	2009
Net income, as reported (A)	$14,798	$14,901	$8,640

Weighted-average shares of common stock outstanding (B)	18,714	17,563	17,096
Dilutive effect of stock options	1,171	1,331	1,172
Common stock and common stock equivalents (C)	19,885	18,894	18,268

Net income per share:
Basic (A/B)	$0.79	$0.85	$0.51
Diluted (A/C)	0.74	0.79	0.47

Anti-dilutive shares not included in the diluted per share calculation for 2011, 2010 and 2009 were 305,000, 820,000 and 1.1 million, respectively.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). The only item of other comprehensive income (loss) that the Company currently reports is unrealized gains (losses) on marketable securities.

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

3.	INVESTMENTS

The Company’s short-term investments all mature in less than one year and the Company’s long-term investments mature between one and three years. Both long-term and short-term investments are considered available for sale. In 2011 and 2010, the Company purchased short-term investments for $66.2 million and $43.0 million, respectively. As of December 31, 2011 and 2010, $40.6 million and $37.6 million, respectively, in short-term investments were outstanding, and as of December 31, 2011, $23.4 million in long-term investments were outstanding, which short-term and long-term investments were recorded at their fair values. The Company does not invest in subprime assets.

Gross realized gains and gross realized losses included in interest income, net totaled less than $10,000 in each of 2011, 2010 and 2009.

Interest income was $469,000, $340,000 and $281,000 in 2011, 2010 and 2009, respectively.

The Company measures investments at fair value in accordance with FASB ASC 820. FASB ASC 820, as amended, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

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

The following tables set forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheets, measured at fair value as of December 31, 2011 and 2010 (in thousands):

	Fair Value Measurements at December 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money market funds	$3,027	$3,027	$--	$--
Cash	384	384
Total	$3,411	$3,411	$--	$--

Short-term investments:
Corporate notes	$29,084	$--	$29,084	$--
Agency bonds	5,409		5,409
Commercial paper	4,997		4,997
Certificate of deposit	1,099		1,099
Total	$40,589	$--	$40,589	$--

Long-term investments:
Corporate notes	$21,395	$--	$21,395	$--
Agency bonds	2,020		2,020
Total	$23,415	$--	$23,415	$--

	Fair Value Measurements at December 31, 2010 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money market funds	$15,593	$15,593	$--	$--
Commercial paper	2,400	2,400
Total	$17,993	$17,993	$--	$--

Short-term investments:
Corporate notes	$20,803	$--	$20,803	$--
Agency bonds	8,882	--	8,882	--
Commercial paper	5,297	--	5,297	--
T-Bill	2,600	--	2,600	--
Total	$37,582	$--	$37,582	$--

4.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Computer equipment	$20,655	$14,733
Leasehold improvements	11,310	8,573
Furniture and fixtures	6,736	4,581
Software	2,317	1,476
Office equipment	1,232	1,009
Trade show equipment and other	514	418
Construction in process	819	312
Total property and equipment	43,583	31,102
Accumulated depreciation	(25,279)	(20,766)
Net property and equipment	$18,304	$10,336

Property and equipment is depreciated over useful lives of 3 to 7 years, except for leasehold improvements, which are depreciated over the lesser of the term of the related lease or the estimated useful life, and vary from 3 to 15 years. During the year ended December 31, 2011, the Company reduced assets and accumulated depreciation by $1.0 million for fully depreciated computer and software equipment that was seven years old or older and was no longer in use.

5.   STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s stock option plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended and as assumed by Interactive Intelligence (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. A maximum of 7,050,933 shares are available for delivery under the 2006 Plan, which consists of (i) 3,350,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant.

The Company grants four types of equity compensation awards, comprised of three types of stock options and RSUs. The first type of stock option is non-performance-based subject only to time-based vesting and are granted by the Company as annual grants to executives and designated key employees, to certain new employees and to newly-elected non-employee directors. These stock options vest in four equal annual installments beginning one year after the grant date.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the requisite service period.

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

The fourth type of equity compensation awards granted to designated key employees by the Company are RSUs. Commencing in January 2011, the Company granted RSUs to certain key employees. The fair value of the RSUs is determined on the date of grant and the RSUs vest in four equal annual installments beginning one year after the grant date. RSUs are not included in issued and outstanding common stock until the shares are vested and settlement has occurred.

The plans may be terminated by the Company’s Board of Directors at any time.

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period. The weighted-average estimated per option value of non-performance-based, performance-based and director options under the stock option plans during the years ended December 31, 2011, 2010 and 2009 was $16.18, $10.43 and $4.16, respectively, using the following assumptions:

	Years Ended December 31,
Valuation assumptions for non-performance-based options:	2011	2010	2009
Dividend yield	--%	--%	--%
Expected volatility	62.42-64.68%	64.74-69.10%	67.88-69.56%
Risk-free interest rate	0.69-1.74%	1.19-2.06%	1.64-2.36%
Expected life of option (in years)	4.25	4.25	4.25

	Years Ended December 31,
Valuation assumptions for performance-based options:	2011	2010	2009
Dividend yield	--%	--%	--%
Expected volatility	65.55%	67.81%	67.35%
Risk-free interest rate	1.97%	2.30%	1.77%
Expected life of option (in years)	4.75	4.75	4.75

The Company granted performance-based options only during the first quarter of each of 2011, 2010 and 2009.

	Years Ended December 31,
Valuation assumptions for annual director options:	2011	2010	2009
Dividend yield	--%	--%	--%
Expected volatility	64.38%	64.43%	71.48%
Risk-free interest rate	0.93%	1.41%	2.01%
Expected life of option (in years)	3.50	3.50	3.50

The Company granted annual director options that vest one year after the grant date only during the second quarter of each of 2011, 2010 and 2009.

Expected Dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has never declared or paid cash dividends on its common stock and does not expect to declare or pay any cash dividends in the foreseeable future.

Expected Volatility: The Company’s volatility factor was based exclusively on its historical stock prices over the most recent period commensurate with the estimated expected life of the stock options.

Risk-Free Rate: The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term commensurate with the estimated expected life of the stock options.

Expected Term: The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined using the simplified method as described in FASB ASC 718. The Company chose to use the simplified method given the lack of historical data at the current expiration term of six years and the non-employee director options that fully vest in one year. FASB ASC 718 permits the continued use of this option after December 31, 2007 if the Company does not believe it has sufficient historical data to support another method.

Estimated Pre-vesting Forfeitures: Beginning January 1, 2006, the Company included an estimate for forfeitures in calculating stock option expense. When estimating forfeitures, the Company considers historical termination behavior as well as any future trends it expects.

For most options granted through December 31, 2004, the term of each option is ten years from the date of grant. In 2005, the Company began issuing options with a term of six years from the date of grant.

If an incentive stock option is granted to an employee who, at the time the option is granted, owns stock representing more than 10% percent of the voting power of all classes of stock of the Company, the exercise price of the option may not be less than 110% of the market value per share on the date the option is granted and the term of the option shall be not more than five years from the date of grant.

Expense Information under FASB ASC 718

The following table summarizes the allocation of stock-based compensation expense related to stock options under FASB ASC 718 for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Stock-based compensation expense by category:
Cost of services	$523	$321	$239
Sales and marketing	1,677	1,230	1,128
Research and development	1,570	1,178	952
General and administrative	1,528	1,250	1,003
Total stock-based compensation expense	$5,298	$3,979	$3,322

Effect of stock-based compensation expense on income before taxes per share:
Basic	$(0.28)	$(0.23)	$(0.19)
Diluted	(0.27)	(0.21)	(0.18)

At each quarter end, the Company evaluates the probability that the performance awards granted during the first quarter will be forfeited at year-end for non-performance and reverses the associated expense recorded in previous periods. During the fourth quarters of 2011, 2010 and 2009, the Company reversed the stock option expense recorded in previous periods associated with these options totaling $69,000 in 2011, $54,000 in 2010 and $22,000 in 2009. After taking into account the options that were cancelled during 2011, 2010 and 2009, the estimated total grant date fair value, not accounting for estimated forfeitures, is as follows (in thousands):

	Number of Options Granted	Number of Options Cancelled	Grant Date Fair Value
Year:
2011	370	46	$5,655
2010	642	26	6,400
2009	571	47	2,200

As required by FASB ASC 718, management has made an estimate of expected forfeitures and is recognizing compensation expense only for those stock awards expected to vest. For the year ended December 31, 2011, the Company estimated that the total stock-based compensation expense for the awards not expected to vest was $268,000, with such amounts deducted to arrive at the fair value of $5.4 million.

Stock Option and RSU Activity

The following table sets forth a summary of option activity for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011		2010		2009
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balances, beginning of year	3,129,373	$11.58	3,425,743	$9.36	3,300,565	$9.45
Options granted	369,500	32.39	641,500	19.48	571,375	7.81
Options exercised	(786,832)	8.47	(860,669)	7.48	(320,993)	6.73
Options cancelled, forfeited or expired	(46,387)	18.05	(77,201)	25.02	(125,204)	14.01
Options outstanding, end of year	2,665,654	15.16	3,129,373	11.58	3,425,743	9.36
Option price range at end of year	$2.59 - $37.76		$2.51 - $35.00		$2.51 - $50.50
Weighted-average fair value of options granted during the year	$16.18		$10.43		$4.16
Options exercisable at end of year	1,528,020	$11.23	1,804,922	$8.92	2,187,357	$8.07

The following table sets forth information regarding the Company’s stock options outstanding and exercisable at December 31, 2011:

		Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$2.59 – $5.61	420,601	1.62	$4.63	420,601	$4.63
$5.70 – $6.66	530,842	2.89	6.36	316,342	6.15
$6.70 – $14.86	397,432	1.90	12.74	305,669	12.68
$15.10 – $19.34	310,138	2.88	17.84	211,517	18.03
$19.66 – $19.66	453,329	4.15	19.66	83,829	19.66
$19.77 – $32.33	492,312	3.68	27.47	190,062	20.63
$32.53 – $37.76	61,000	5.45	33.54	--	--
Total shares/average price	2,665,654		15.16	1,528,020	11.23

The total intrinsic value of options exercised during the year ended December 31, 2011 was $20.8 million. The aggregate intrinsic value of options outstanding as of December 31, 2011 was $24.0 million and the aggregate intrinsic value of options currently exercisable as of December 31, 2011 was $17.9 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $22.92 on December 30, 2011, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2011 was 1.5 million with a weighted average exercise price of $11.20.

As of December 31, 2011, there was $8.0 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 1.95 years.

The following table sets forth a summary of RSU activity for the year ended December 31, 2011:

Awards

Balances, beginning of year	--
RSUs granted	117,007
RSUs released	--
RSUs forfeited	(667)
RSUs outstanding	116,340

As of December 31, 2011, 2010 and 2009 there were 1,292,851, 1,714,554 and 915,794 shares of stock, respectively, available for issuance for equity compensation awards under the 2006 Plan.  The change in shares available for grant at the end of the year from 2010 compared to 2009 was primarily related to the Company’s shareholders approving an amendment to the 2006 Plan in May 2010, which increased the number of shares available for grant by 1,200,000 shares.

2000 Employee Stock Purchase Plan

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). A total of 500,000 shares of common stock were reserved for issuance under the 2000 Purchase Plan. On May 19, 2005, the shareholders of the Company approved an amendment to the 2000 Purchase Plan that increased the number of shares of common stock available for purchase and issuance to 750,000.  The 2000 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of their total compensation up to a maximum of $1,000 per pay period. The price at which the Company’s common stock may be purchased is 95% of the fair market value of the Company’s closing common stock price, as reported on The NASDAQ Global Select Market, on the last business day of the quarter. The actual purchase date is generally on the first business day of the next calendar quarter. An employee may set aside up to $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000. A total of 16,912 shares, 20,130 shares and 27,261 shares were purchased and issued during 2011, 2010 and 2009, respectively, under the 2000 Purchase Plan at an average price of $30.16, $16.69 and $11.13, respectively. As of December 31, 2011, there were 133,374 shares available for purchase and issuance under the 2000 Purchase Plan.

The 2000 Purchase Plan was modified, as of January 1, 2006, to ensure that it was considered non-compensatory under FASB ASC 718. As a result, the Company has not recognized any stock-based compensation expense related to its 2000 Purchase Plan.

6.	LEASE COMMITMENTS

The Company’s world headquarters are located in approximately 220,000 square feet of space in three office buildings in Indianapolis, Indiana. The Company leases the space under an operating lease agreement and amendments which expire on March 31, 2018. The Company also occupies a product distribution center in Indianapolis, Indiana and has several other office leases throughout the United States and in 18 other countries with initial lease terms of up to five years. The Company rents office space for sales, services, development and international offices under month-to-month leases. In accordance with FASB ASC 840, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

The Company believes that all of its facilities are adequate and well suited to accommodate its business operations. The Company continuously reviews space requirements to ensure it has adequate room for growth in the future.

Rent expense, net was $6.7 million, $5.7 million and $5.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Minimum future lease payments under the Company’s operating leases as of December 31, 2011 are summarized as follows (in thousands):

2012	$6,604
2013	7,664
2014	8,342
2015	8,321
2016	7,817
Thereafter	8,000
Total minimum lease payments	$46,748

7.	CONCENTRATION OF CREDIT RISK

No customer or partner accounted for 10% or more of the Company’s revenues in 2011, 2010 and 2009. No one partner or customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2011 and 2010; however, one partner accounted for 13% of the Company’s accounts receivable as of December 31, 2009. The Company’s top five partners collectively represented 26% and 25% of the Company’s accounts receivable balance at December 31, 2011 and 2010, respectively. The Company evaluates the creditworthiness of its customers and partners on a periodic basis. The Company generally does not require collateral. The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. No individual country accounted for more than 10% of the Company's revenues, with the exception of the United States, for the years ended December 31, 2011, 2010 and 2009.

8.	RETIREMENT SAVINGS PLAN

The Company maintains a 401(k) retirement savings plan (the “Plan”) to provide retirement benefits for substantially all of its North American employees. Participants in the Plan may elect to contribute up to 50% of their pre-tax annual compensation to the Plan, limited to the maximum amount allowed by the Internal Revenue Code of 1986, as amended. The Company, at its discretion, may also make annual contributions to the Plan.

Effective January 1, 2007, the Plan Administrator approved a restated Plan Document, which included amendments to the Plan since January 1, 2003, including new benefits added to the Plan such as a Company matching contribution potential and a Roth 401(k) option.

For the year ended December 31, 2011, subject to meeting specified operating targets, the Company matched up to 33% of the first 9% of a participant’s pre-tax compensation contributed to the Plan. For the year ended December 31, 2011, the Company’s performance resulted in a match for the full amount of $1.3 million which was contributed to the employees' accounts in February 2012.

        For the year ended December 31, 2010, subject to meeting specified operating targets, the Company matched up to 33% of the first 9% of a participant’s pre-tax compensation contributed to the Plan. For the year ended December 31, 2010, the Company’s performance resulted in a match for the full amount of $909,000 which was contributed to the employees’ accounts in March 2011.

For the year ended December 31, 2009, subject to meeting specified operating targets, the Company matched up to 25% of the first 8% of a participant’s pre-tax compensation contributed to the Plan.  For the year ended December 31, 2009, the Company’s performance resulted in a match for the full amount of $564,000 which was contributed to the employees’ accounts in March 2010.

For an eligible participant who has worked for the Company for less than four years at the time of the Company matching contribution, the contribution will vest in equal installments over four years based on the anniversary date of the participant’s employment. For an eligible participant who has worked for the Company for four or more years at the time of contribution, the contribution is 100% vested.

The Company match criteria for 2012 will be the same as the criteria in 2011.

Although the Company has not expressed any intent to terminate the Plan, it has the option to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974. Upon termination of the Plan, either full or partial, participants become fully vested in their entire account balances.

9.	INCOME TAXES

The following table sets forth information regarding the United States and foreign components of income tax expense (benefit) for 2011, 2010 and 2009 (in thousands):

	Current	Deferred		Total
2011:
United States Federal	$5,176		$712	$5,888
State and local	1,421		(435)	986
Foreign jurisdiction	547		--	547
Total	$7,144		$277	$7,421

2010:
United States Federal	$5,659		$502	$6,161
State and local	1,364		(552)	812
Foreign jurisdiction	689		--	689
Total	$7,712		$(50)	$7,662

2009:
United States Federal	$5,380		$(1,327)	$4,053
State and local	1,253		213	1,466
Foreign jurisdiction	861		--	861
Total	$7,494	$	(1,114)	$6,380

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets at December 31, 2011 and 2010 are presented below (in thousands):

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$612	$459
Accrued expenses	1,503	1,337
Deferred revenues	2,930	2,371
Stock-based compensation expense	4,056	2,881
Depreciation and amortization expense	355	902
Tax net operating loss carryforwards	65	60
Foreign tax credit carryforwards	--	1,359
Research tax carryforwards	2,091	3,061
Total deferred tax assets	11,612	12,430

Deferred tax liabilities:
Intangibles	(4,348)	(4,166)
Total deferred tax liabilities	(4,348)	(4,166)
Net deferred tax assets	$7,264	$8,264

For the year ended December 31, 2011, the Company adjusted the expected state income tax rate at which the deferred tax assets and liabilities will reverse in future years.  As a result of the adjustment, the deferred tax assets decreased by $213,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the periods in which those temporary differences such as loss carryforwards and tax credits expire. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. The Company will need to generate future taxable income of approximately $12.0 million to realize the deferred tax assets prior to the expiration of the net operating loss carryforwards and credits in 2030.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2011. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The following table sets forth the items accounting for the difference between expected income tax expense (benefit) compared to actual income tax expense (benefit) recorded in the Company’s consolidated financial statements (in thousands):

	Years Ended December 31,
	2011	2010	2009
Expected income tax expense at 35% tax rate	$7,870	$7,897	$5,257
State taxes, net of federal benefit	710	632	1,217
Stock-based compensation expense related to non-deductible stock option expense	287	(288)	461
Disqualifying dispositions of stock options	(402)	--	--
Research tax credit	(519)	(366)	(393)
Prior year tax credit adjustment	(214)	--	--
Other	(311)	(213)	(162)
Income tax expense	$7,421	$7,662	$6,380

During 2010, the Company utilized its remaining net operating losses generated from tax benefits related to the exercise of stock options. Tax benefits related to the exercise of stock options during 2011, 2010 and 2009 were $3.3 million, $6.3 million and $6.0 million, respectively. The Company did not have a deferred tax asset on its balance sheet for the tax benefits from these deductions. At December 31, 2011, the Company had approximately $2.1 million of alternative minimum tax and federal and state research tax credit carryforwards available to offset taxes payable.

The Company and its subsidiaries file federal income tax returns and income tax returns in various states and foreign jurisdictions. Tax years 2008 and forward remain open for examination for federal tax purposes and tax years 2007 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2011 will remain subject to examination until the respective tax year is closed.

The impact of foreign effective income tax rates on the Company’s overall effective income tax rates is immaterial due to the fact that the Company uses a cost plus basis for calculating taxes in most foreign tax jurisdictions in which the Company operates. A cost plus basis limits the taxes paid in these foreign jurisdictions to a markup of the costs that the Company incurs in these jurisdictions and is not tied to the actual revenues generated. As of December 31, 2011, 2010 and 2009, the recorded foreign tax expense and the related effect on the income tax rates were $18,000, or 0.23%, $187,000, or 2.3%, and $294,000, or 5.6%, respectively.

During 2011, the Company switched two of its foreign subsidiaries from the cost plus basis to a reseller basis which accounted for the decrease in foreign tax expense.  The impact of the foreign effective income tax rates could become material as the Company expands its operations in foreign countries and calculates foreign income taxes based on operating results in those countries.

FASB ASC 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. Prior to the fourth quarter of 2007, this uncertain tax position had not been recognized because the Company had a full valuation allowance established.  The balance of the reserve was approximately $1.6 million at December 31, 2011.

The Company accounts for provisions related to the accounting for uncertainty in income taxes under FASB ASC 740. The Company did not record a cumulative effect adjustment to retained earnings as a result of the implementation of this accounting pronouncement. The Company recognizes financial statement benefits for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	$910
Increase in balance due to current year tax position	217
Balance at December 31, 2010	1,127
Increase in balance due to current year tax position	320
Increase in balance due to prior year tax position	198
Balance at December 31, 2011	$1,645

If recognized, the entire remaining balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, we do not anticipate the total amount of our unrecognized tax benefits to significantly change. We recognize interest income, interest expense, and penalties relating to tax exposures as a component of income tax expense. As of December 31, 2011, the Company recognized $61,000 of interest expense and penalties related to the above unrecognized tax benefits.

10.	SEGMENT DISCLOSURES

In accordance with FASB ASC Topic 280, Segment Reporting, the Company views its operations and manages its business as principally one segment which is interaction management software applications licensing and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Revenues derived from non-North American customers accounted for approximately 29%, 25% and 27% in 2011, 2010 and 2009, respectively, of the Company’s total revenues. The Company attributes its revenues to countries based on the country in which the customer or partner is located. The sales and licensing revenues in each individual non-North American country accounted for less than 10% of total revenues in 2011, 2010 and 2009. As of December 31, 2011 and 2010, approximately 15% of the Company’s net property and equipment, which included computer and office equipment, furniture and fixtures and leasehold improvements, were located in foreign countries.

11.	COMMITMENTS AND CONTINGENCIES

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

Lease Commitments and Other Contingencies

See Note 6 for further information on the Company’s lease commitments.

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

12. ACQUISITIONS

CallTime Acquisition

The Company entered into a stock purchase agreement, dated as of July 1, 2011, with CallTime Technology Sdn. Bnd., the ultimate parent company of CallTime Solutions Ltd. (“CallTime”). CallTime is based in Australia and New Zealand, and was an exclusive reseller of the Company’s solutions. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of CallTime’s outstanding capital stock for an aggregate purchase price of $11.4 million, including $1.5 million related to the working capital of CallTime, funded with cash-on-hand. The Company deposited $2.1 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired CallTime as part of its growth strategy of accelerating business in key international markets. CallTime was the Company’s largest revenue-producing reseller in Australia and New Zealand from 2008 through 2010. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of CallTime’s operations were included in the Company’s consolidated financial statements commencing on the July 2011 acquisition date.

The purchase price allocations for the Company’s acquisition of CallTime are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

July 1, 2011
Cash and cash equivalents	$2,106
Accounts receivable	5,790
Property and equipment, net	419
Prepaid expenses	842
Intangible assets, net	2,410
Goodwill	9,197
Total assets acquired	20,764
Accounts payable and accrued liabilities	(3,537)
Accrued compensation and related expenses	(3,133)
Other liability, net	(329)
Deferred tax liability	(723)
Deferred services revenues	(1,671)
Net assets acquired	$11,371

The fair value of financial assets acquired includes accounts receivable with a fair and a contractual value of $5.8 million. The receivables consist of amounts due from customers for products sold and/or services rendered.

The Company has recorded a deferred tax liability of $723,000 associated with the intangible assets recorded in connection with the CallTime acquisition. This resulted in a corresponding adjustment recorded to goodwill.

        Professional fees recognized as of December 31, 2011 totaled approximately $173,000, with approximately $9,000 recognized during the fourth quarter of 2011, and included transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

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

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Customer relationships	$2,410	$100	$2,310	12

Agori Acquisition

The Company entered into a stock purchase agreement, dated as of February 28, 2011, with the shareholders of Agori Communications, GmbH (“Agori”), a Frankfurt, Germany-based reseller of the Company’s solutions. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Agori’s outstanding capital stock for an aggregate purchase price of $4.9 million, including $808,000 related to the working capital of Agori, funded with cash-on-hand. The Company deposited $493,000 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired Agori as part of its growth strategy of accelerating business in key international markets. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of Agori’s operations were included in the Company’s consolidated financial statements commencing on the acquisition date.

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

The Company has recorded a reversal of the deferred tax liability of $800,000, which resulted in a corresponding adjustment recorded to goodwill.

Professional fees recognized as of December 31, 2011 totaled approximately $379,000, with approximately $167,000 recognized during the fourth quarter of 2011, and included transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

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

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Customer relationships	$2,670	$223	$2,447	10

In accordance with the stock purchase agreement with Agori, the Company agreed to make contingent earn-out payments based upon pre-defined terms. The Company estimates the earn-out payments will total approximately $370,000 and will be paid over the next two and a half years. A corresponding liability has been recorded for this amount. A payment of approximately $100,000 was paid in January 2012 related to this earn-out.  In connection with FASB ASC 805, the fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value as an increase or decrease in current earnings in each reporting period.

Pro Forma Results

We have not furnished pro forma financial information related to our CallTime or Agori acquisitions because such information is not material individually or in the aggregate to the overall financial results of the Company.

Latitude Acquisition

The Company entered into a stock purchase agreement, dated as of October 5, 2010, with Latitude, a privately-held provider of accounts receivable management software and services. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Latitude’s outstanding capital stock for an aggregate purchase price of $15.6 million, including $1.6 million related to the working capital of Latitude, funded with cash-on-hand. The Company had deposited $1.1 million of the purchase price into an escrow account to ensure funds were available to pay any indemnification claims. These funds were distributed to the former shareholders of Latitude in October 2011. Latitude is operating as a subsidiary of the Company. The Company acquired Latitude as part of its growth strategy of adding industry-specific applications and expertise that complement the Company’s core products. The Company is continuing to create tighter integration between Latitude’s applications and its core Interaction Center Platform® technology, enhance Latitude solutions for first-party debt collections, incorporate Latitude’s solutions in the Company’s cloud-based offerings, and internationalize Latitude’s solutions. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of Latitude’s operations for the year ended December 31, 2011 included $7.0 million of revenues and $1.8 million of net losses. Latitude’s results were included in the Company’s consolidated financial statements for the year ended December 31, 2011.

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

The Company recorded a deferred tax liability of $4.3 million associated with the intangible assets recorded in connection with the Latitude acquisition. This resulted in a corresponding adjustment recorded to goodwill. The Company completed a research and development study for Latitude for 2010, which resulted in a related research and development credit recorded as a deferred tax asset.

Professional fees recognized as of December 31, 2011 for the Latitude acquisition totaled approximately $122,000, and include transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

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

	As of December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Trade name	$1,670	$--	$1,670	Indefinite
Customer relationships	6,270	653	5,617	12
Core technology	980	94	886	13
Non-competition agreements	1,080	225	855	6
Total	$10,000	$972	$9,028

         The following table shows unaudited pro forma results of operations as if we had acquired Latitude on January 1, 2010 (in thousands, except per share amounts):

Year Ended
December 31, 2010
Revenue	$172,811
Net Income	15,954
EPS – Basic	0.91
EPS - Diluted	0.84

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the periods indicated.

Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Subtopic 350-20, Intangibles - Goodwill and Other. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB ASC 805. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The following table presents a roll forward of goodwill as of December 31, 2011 (in thousands):

Balance as of December 31, 2010	$11,371
Agori goodwill	2,083
CallTime goodwill	9,242
Balance as of December 31, 2011	$22,696

The Company performed a goodwill impairment test as of September 30, 2011 and concluded that no impairment existed.  As there were no changes in facts and circumstances that indicated that the fair value of the reporting unit may have been below its carrying amount, no additional impairment tests were performed during the fourth quarter of 2011.

13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), which amends FASB ASC 820. This updated guidance clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements. In order to develop common requirements in accordance with GAAP and IFRS, this update also provides changes to particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect a material impact on its consolidated financial statements upon adoption.

In June 2011, the FASB issued FASB ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC Topic 220, Comprehensive Income. This updated guidance requires companies to report comprehensive income in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The updated guidance does not change what items are reported in other comprehensive income or the GAAP requirement to report reclassification of items from other comprehensive income to net income. The guidance is effective for public entities with fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. The Company does not plan to early adopt this guidance and does not expect a material impact on its consolidated financial statements upon adoption.

In September 2011, the FASB issued FASB ASU 2011-08, Testing Goodwill for Impairment, which amends FASB ASC Topic 350, Intangibles – Goodwill and Other. This updated guidance allows an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before completing the two-step goodwill impairment test. If it is not more likely that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required to be performed. The guidance applies to both public and non-public entities and is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted this guidance when completing its annual goodwill impairment test for 2011. There was no material impact on its consolidated financial statements upon adoption.

In December 2011, the FASB issued FASB ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the presentation requirements for reclassification adjustments out of accumulated other comprehensive income. This update was issued to allow the FASB more time to decide whether companies should present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  All other requirements under FASB ASU 2011-05 were not impacted by this update. The Company will continue to monitor the status of this updated guidance.

14. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

 The following selected quarterly data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. This information has been derived from unaudited consolidated financial statements of the Company that, in management’s opinion, reflect all recurring adjustments necessary to fairly present the Company’s financial information when read in conjunction with its consolidated financial statements and notes thereto. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period (in thousands, except per share amounts):

	2011
	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Total revenues	$47,730	$51,981	$52,140	$57,675
Gross profit	32,505	35,822	34,779	40,995
Operating income	4,922	5,490	4,685	6,544
Net income	3,095	3,827	3,281	4,595

Net income per share:
Basic	$0.17	$0.20	$0.17	$0.24
Diluted	0.16	0.19	0.16	0.23

Shares used to compute net income per share:
Basic	18,417	18,707	18,816	18,908
Diluted	19,780	19,933	19,946	19,850

	2010
	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Total revenues	$35,023	$38,811	$41,831	$50,650
Gross profit	24,611	27,106	28,850	35,018
Operating income	3,989	4,659	5,607	9,114
Net income	1,868	2,456	3,503	7,074

Net income per share:
Basic	$0.11	$0.14	$0.20	$0.39
Diluted	0.10	0.13	0.19	0.37

Shares used to compute net income per share:
Basic	17,320	17,445	17,524	17,956
Diluted	18,708	18,772	18,695	19,302

15. SUBSEQUENT EVENTS

On January 5, 2012, the Company closed its acquisition of certain assets of ATIO Corporation (Pty) Ltd (“Atio”), a reseller of its multichannel contact center solutions.  Pursuant to the terms of the asset purchase agreement, the Company purchased certain assets of Atio for approximately $6.4 million, funded with cash-on-hand.  The Company acquired the assets of Atio as a continued part of its growth strategy to accelerate business in key international markets.  The allocation of the purchase price was not completed as of the date of this Annual Report on Form 10-K and the results of Atio’s operations were not included in the Company’s consolidated financial statements set forth above.  The acquisition will be accounted for using the acquisition method of accounting in accordance with FASB ASC 805.

Interactive Intelligence Group, Inc.
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2011, 2010 and 2009

Description	Balance at Beginning of Period	Charged to Revenue and Expenses, net	Reduction of Allowance (1)	Balance at End of Period
Allowance for Doubtful Accounts Receivable:
2011	$1,148,000	$1,590,000	$1,020,000	$1,718,000
2010	1,094,000	1,259,000	1,205,000	1,148,000
2009	1,004,000	627,000	537,000	1,094,000

(1)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting

The management of Interactive Intelligence Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s  receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s  management (with the participation and under the supervision of the Company’s principal executive and principal financial officers) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation and the criteria in Internal Control—Integrated Framework issued by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report dated March 14, 2012, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Attestation Report of Independent Registered Public Accounting Firm

See Independent Registered Public Accounting Firm report in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item concerning our directors and executive officers, audit committee members and financial expert, code of ethics, disclosure of delinquent Section 16 filers and shareholder director nomination procedures is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2011.

The following is the current biographical information with respect to our directors and our executive officers:

Board of Directors	Executive Officers

Donald E. Brown, M.D.	Donald E. Brown, M.D.
Chairman of the Board, President and Chief	Chairman of the Board, President and Chief
Executive Officer	Executive Officer

Richard G. Halperin +	Gary R. Blough
Former Chief Executive Officer of Coherent Networks	Executive Vice President, Worldwide Sales
International Inc. (GIS software company)
William J. Gildea III
Edward L. Hamburg, Ph.D. * ^	Senior Vice President, Corporate Development
Former Executive Vice President and Chief Financial Officer, SPSS Inc. (predictive analytics software company)
Stephen R. Head
Michael C. Heim * ^	Chief Financial Officer, Senior Vice President, Finance
Former Senior Vice President, Information and Chief	and Administration, Secretary and Treasurer
Technology Information Officer, Eli Lilly and Company
(pharmaceuticals company)	Hans W. Heltzel
Vice President, Services
Mark E. Hill +^
Managing Partner, Collina Ventures, LLC	Pamela J. Hynes
(private investment company)	Vice President, Client Success and Education

Richard A. Reck *+	Joseph A. Staples
President, Business Strategy Advisors, LLC	Chief Marketing Officer, Senior Vice President, Marketing
(business strategy consultancy)

* Member of Audit Committee
+ Member of Compensation and Stock Option Committee
^ Member of Nominating and Corporate Governance Committee

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report and the Compensation Discussion and Analysis, are incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2011.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements

The Consolidated Financial Statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts is set forth under Part II, Item 8 of this Annual Report on Form 10-K.

All other schedules are omitted because they are either not required, not applicable, or the required information is otherwise shown in the Consolidated Financial Statements, the Notes thereto or Schedule II - Valuation and Quantifying Accounts.

3.	Exhibits

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Exchange Act, reference is made to such documents as previously filed as exhibits with the SEC.

INDEX TO EXHIBITS

		Incorporated by Reference to
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Reorganization, dated as of April 11, 2011, by and among Interactive Intelligence, Inc., Interactive Intelligence Group, Inc., and ININ Corp.	S-4/A (Registration No. 333-173435)	Annex I to the Proxy Statement /Prospectus	4/27/2011

3.1	Articles of Incorporation of Interactive Intelligence Group, Inc., as currently in effect	S-4/A (Registration No. 333-173435)	Annex II to the Proxy Statement/Prospectus	4/27/2011

3.2	By-Laws of Interactive Intelligence Group, Inc., as currently in effect	S-4/A (Registration No. 333-173435)	Annex III to the Proxy Statement/Prospectus	4/27/2011

10.1	* Assumption and General Amendment of Company Plans, dated as of July 1, 2011, between Interactive Intelligence, Inc. and Interactive Intelligence Group, Inc.	8-K	10.1	7/6/2011

10.2	* Assumption of Non-Employee Director Change of Control Agreements, dated as of July 1, 2011, between Interactive Intelligence, Inc. and Interactive Intelligence Group, Inc.	8-K	10.2	7/6/2011

10.3	*Form of Assignment, Assumption, Consent and Amendment to Change of Control and Retention Agreement, dated as of July 1, 2011, by and among Interactive Intelligence, Inc., Interactive Intelligence Group, Inc. and each of Gary R. Blough, William J. Gildea III, Stephen R. Head, Hans W. Heltzel, Pamela J. Hynes and Joseph A. Staples	8-K	10.3	7/6/2011

10.4	Asset Purchase Agreement dated as of April 17, 2007 between the Company and Alliance Systems Ltd.	8-K +	10.6	4/23/2007

10.5	Patent License Agreement, dated December 31, 2004, between the Company and AudioFAX IP LLC (confidential treatment has been granted for certain portions of this exhibit, and accordingly, those portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission)	10-K +	10.8	3/28/2005

10.6	*Employment Agreement, Non-Disclosure and Non-Competition between the Company and Gary R. Blough, dated May 26, 2006	8-K +	10.6	5/31/2006

10.7	*Employment Agreement between the Company and Stephen R. Head, dated November 3, 2003	10-K +	10.11	3/25/2004

10.8	*(i) Employment Agreement between the Company and Pamela J. Hynes dated November 4, 1996 and the First Amendment to Employment Agreement between the Company and Pamela J. Hynes dated February 23, 2000	10-Q +	10.13	5/12/2004

	*(ii) Letter of Assignment between the Company and Pamela J. Hynes, dated as of January 2, 2007	10-K +	10.20	3/15/2007

10.9	*Employment Agreement between the Company and Hans W. Heltzel, dated January 31, 2001	10-K +	10.10	3/16/2011

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.10
(i) Office Lease, dated April 1, 2001, between the Company and Duke-Weeks Realty Limited Partnership (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)
		10-K +	10.16(i)	3/17/2008

(ii) Lease Modification Agreement, dated September 19, 2001, between the Company and Duke-Weeks Realty Limited Partnership (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)
		10-K +	10.16(ii)	3/17/2008

	(iii) Third Lease Amendment, dated June 19, 2007, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership)	8-K +	10	6/25/2007

	(iv) Fourth Lease Amendment, dated March 14, 2008, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership)	10-Q +	10.16	5/12/2008

10.11	Amended 1999 Stock Option and Incentive Plan, as currently in effect	10-K +	10.3	3/17/2008

10.12	*Form of Agreement for Incentive Stock Options under 1999 Stock Option and Incentive Plan	10-K +	10.21	3/17/2008

10.13	*Form of Agreement for Nonqualified Stock Options under 1999 Stock Option and Incentive Plan	10-K +	10.22	3/17/2008

10.14	Form of Indemnity Agreement between the Company and each of its directors and executive officers	S-1/A + (Registration No. 333-79509)	10.23	7/14/1999

10.15	Amended Outside Directors Stock Option Plan, as currently in effect	DEF 14A +	Appendix A	4/8/2004

10.16	*Form of Agreement for Outside Directors Stock Option under Outside Directors Stock Option Plan	10-Q +	10.24	11/15/2004

10.17	*Employment Agreement dated January 3, 2005 between the Company and Joseph A. Staples	8-K +	10.25	1/6/2005

10.18	*Summary of Certain Director and Executive Officer Compensation				X

10.19	*Amended Employee Stock Purchase Plan, as currently in effect	8-K +	10.28	1/5/2006

10.20	* 401(k) Savings Plan	S-8 + (Registration No. 333-33772)	4.3	3/31/2000

10.21	* 2006 Equity Incentive Plan, As Amended May 20, 2010	8-K +	10.33	5/24/2010

10.22	* Restricted Stock Unit Award Agreement Under 2006 Equity Incentive Plan	10-K +	10.18	3/16/2011

INDEX TO EXHIBITS

		Incorporated by Reference to
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.23	*Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	8-K +	10.35	2/22/2007

10.24	*Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	8-K +	10.36	2/22/2007

10.25	*Form of Non-Employee Director Stock Option Agreement under 2006 Equity Incentive Plan	10-Q +	10.37	8/9/2007

10.26	*Form of Non-Employee Director Change of Control Agreement	10-Q +	10.38	8/9/2007

10.27	*Employment Agreement dated January 1, 2010 between the Company and William J. Gildea, III	10-K +	10.40	3/16/2010

10.28	*Form of Change of Control and Retention Agreement by and between the Company and each of Stephen R. Head, Joseph A. Staples, Pamela J. Hynes, Gary R. Blough, William J. Gildea III and Hans W. Heltzel	8-K +	10.5	3/17/2006

21	Subsidiaries of the Company as of December 31, 2011				X

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following materials from Interactive Intelligence Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) the Consolidated Statements of Cash Flows, (4) Schedule II – Valuation and Qualifying Accounts, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.
					X

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

+
The indicated exhibit was filed with the Securities and Exchange Commission by Interactive Intelligence, Inc.  On July 1, 2011, Interactive Intelligence Group, Inc. became the successor issuer to Interactive Intelligence, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Intelligence Group, Inc.
(Registrant)

Date: March 15, 2012	By:	/s/ Stephen R. Head
Stephen R. Head
Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ Donald E. Brown, M.D.	Chairman of the Board of Directors, President, Chief Executive Officer	March 15, 2012
Donald E. Brown, M.D.	(Principal Executive Officer)

/s/ Stephen R. Head	Chief Financial Officer, Senior Vice President of Finance and Administration	March 15, 2012
Stephen R. Head	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard G. Halperin	Director	March 15, 2012
Richard G. Halperin

/s/ Edward L. Hamburg, Ph. D.	Director	March 15, 2012
Edward L. Hamburg, Ph. D.

/s/ Mark E. Hill	Director	March 15, 2012
Mark E. Hill

/s/ Michael C. Heim	Director	March 15, 2012
Michael C. Heim

/s/ Richard A. Reck	Director	March 15, 2012
Richard A. Reck