Form 10-Q
period 2012-03-31
Interactive Intelligence Group, Inc.
filed 2012-05-09
CIK 1517650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes* No☑

As of April 30, 2012, there were 19,193,472 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.
Condensed Consolidated Balance Sheets
 As of March 31, 2012 and December 31, 2011
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,616	$28,465
Short-term investments	39,076	40,589
Accounts receivable, net of allowance for doubtful accounts of $1,748 at March 31, 2012 and $1,718 at December 31, 2011	51,679	56,331
Deferred tax assets, net	8,303	8,952
Prepaid expenses	11,910	11,474
Other current assets	5,120	4,966
Total current assets	141,704	150,777
Long-term investments	24,440	23,415
Property and equipment, net	19,454	18,304
Goodwill	28,494	22,696
Intangible assets, net	16,071	15,029
Other assets, net	2,423	2,581
Total assets	$232,586	$232,802

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$13,329	$16,545
Accrued compensation and related expenses	6,209	8,870
Deferred product revenues	4,633	3,870
Deferred services revenues	58,441	57,423
Total current liabilities	82,612	86,708
Deferred revenue	14,708	14,141
Deferred tax liabilities, net	876	1,688
Other long-term liabilities	300	291
Total liabilities	98,496	102,828

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value; 100,000,000 shares authorized; 19,161,782 issued and outstanding at March 31, 2012, 18,961,497 issued and outstanding at December 31, 2011	192	190
Additional paid-in capital	122,956	119,644
Accumulated other comprehensive income (loss)	420	(193)
Retained earnings	10,522	10,333
Total shareholders’ equity	134,090	129,974
Total liabilities and shareholders’ equity	$232,586	$232,802

See Accompanying Notes to Condensed Consolidated Financial Statements

 Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2012 and 2011
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product	$19,435	$20,424
Recurring	27,639	21,088
Services	5,694	6,218
Total revenues	52,768	47,730
Cost of revenues:
Product	5,652	6,196
Recurring	7,240	5,282
Services	4,574	3,712
Amortization of intangible assets	35	35
Total cost of revenues	17,501	15,225
Gross profit	35,267	32,505
Operating expenses:
Sales and marketing	17,422	14,157
Research and development	10,380	8,147
General and administrative	6,888	5,095
Amortization of intangible assets	301	184
Total operating expenses	34,991	27,583
Operating income	276	4,922
Other income (expense):
Interest income, net	182	43
Other expense, net	(184)	(166)
Total other expense, net	(2)	(123)
Income before income taxes	274	4,799
Income tax expense	85	1,704
Net income	189	3,095
Other comprehensive income:
Foreign currency translation adjustment	381	--
Net unrealized investment gain	232	55
Comprehensive income	$802	$3,150

Net income per share:
Basic	$0.01	$0.17
Diluted	0.01	0.16

Shares used to compute net income per share:
Basic	19,099	18,417
Diluted	20,020	19,780

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2012
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balances, December 31, 2011	18,961	$190	$119,644	$(193)	$10,333	$129,974

Stock-based compensation	--	--	1,579	--	--	1,579
Exercise of stock options	174	2	1,269	--	--	1,271
Issuances of common stock	6	--	141	--	--	141
Issuances of restricted stock units	21	--	253	--	--	253
Tax benefits from stock-based payment arrangements	--	--	70	--	--	70
Net income	--	--	--	--	189	189
Foreign currency translation adjustment	--	--	--	381	--	381
Net unrealized investment gain	--	--	--	232	--	232
Balances, March 31, 2012	19,162	$192	$122,956	$420	$10,522	$134,090

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$189	$3,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	2,051	1,481
Stock-based compensation expense	1,579	1,318
Tax benefits from stock-based payment arrangements	(70)	(862)
Deferred income tax	(163)	34
Accretion of investment income	112	(682)
Gain on disposal of fixed assets	25	--
Changes in operating assets and liabilities:
Accounts receivable	5,771	(49)
Prepaid expenses	(394)	(1,311)
Other current assets	(154)	272
Other assets	158	(128)
Accounts payable and accrued liabilities	(2,973)	(1,598)
Accrued compensation and related expenses	(2,835)	(1,585)
Deferred product revenues	518	1,793
Deferred services revenues	605	4,889
Net cash provided by operating activities	4,419	6,667

Investing activities:
Sales of available-for-sale investments	21,908	21,028
Purchases of available-for-sale investments	(21,300)	(22,740)
Purchases of property and equipment	(2,569)	(2,139)
Acquisitions, net of cash	(7,042)	(4,111)
Unrealized gain on investment	-	26
Net cash used in investing activities	(9,003)	(7,936)

Financing activities:
Proceeds from stock options exercised	1,271	3,881
Proceeds from issuance of common stock	141	96
Employee taxes withheld for restricted stock units	253	--
Tax benefit from stock-based payment arrangements	70	862
Net cash provided by financing activities	1,735	4,839

Net (decrease) increase in cash and cash equivalents	(2,849)	3,570
Cash and cash equivalents, beginning of period	28,465	48,300
Cash and cash equivalents, end of period	$25,616	$51,870

Cash paid during the year for:
Income taxes	$2,094	$842

Other non-cash item:
Purchase of property and equipment payable at end of period	$234	$746

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and 2011 (unaudited)

1.	FINANCIAL STATEMENT PRESENTATION

Effective July 1, 2011, Interactive Intelligence Group, Inc. (“Interactive Intelligence”) became the successor reporting company to Interactive Intelligence, Inc. (“ININ Inc.”), pursuant to a corporate reorganization approved by the shareholders of ININ Inc. at its 2011 annual meeting of shareholders (the “Reorganization”). Interactive Intelligence is conducting the business previously conducted by ININ Inc. in substantially the same manner. In these Notes to Condensed Consolidated Financial Statements, the term the “Company” means ININ Inc. and its wholly-owned subsidiaries for the periods through and including June 30, 2011, and Interactive Intelligence and its wholly-owned subsidiaries for the periods after June 30, 2011.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, certain information and note disclosures normally included in the Company’s financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

The Company’s accompanying condensed consolidated financial statements as of December 31, 2011 have been derived from the Company’s audited consolidated financial statements at that date but do not include all of the information and notes required by GAAP for complete financial statements. These accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 15, 2012. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassification and Adjustments

Effective January 1, 2012, the Company reclassified certain subscription revenues which were included in product revenues in prior periods as recurring revenues. In prior years, these revenues were not significant; however, as we have signed additional agreements with increasing revenues, we concluded that it is appropriate to report these revenues as recurring. Historical amounts have been reclassified based on this new revenue presentation. The reclassification did not have any impact on the overall results previously reported.

2.	SUMMARY OF CERTAIN ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
The Company’s interim critical accounting policies and estimates include the recognition of income taxes using an estimated annual effective tax rate.  For a complete summary of the Company’s other significant accounting policies and other critical accounting estimates, refer to Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), which amends FASB Accounting Standards Codification ("ASC") 820. This updated guidance clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements. In order to develop common requirements in accordance with GAAP and IFRS, this update also provides changes to particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company adopted this guidance on January 1, 2012 and there was no material impact on its consolidated financial statements upon adoption.

In June 2011, FASB issued FASB ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC Topic 220, Comprehensive Income. This updated guidance requires companies to report comprehensive income in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The updated guidance does not change what items are reported in other comprehensive income or the GAAP requirement to report reclassification of items from other comprehensive income to net income. The guidance is effective for public entities with fiscal years and interim periods beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012 and there was no material impact on its consolidated financial statements upon adoption.

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

During the three months ended March 31, 2012, there were no material changes to the Company’s significant accounting policies or critical accounting estimates.

3.	INVESTMENTS

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), as amended, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

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

    The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheet, measured at fair value as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money market funds	$1,017	$1,017	$--	$--
Cash	105	105	--	--
Total	$1,122	$1,122	$--	$--

Short-term investments:
Corporate notes	$27,513	$--	$27,513	$--
Agency bonds	2,755	--	2,755	--
Commercial paper	6,687	--	6,687	--
Certificate of deposit	1,099	--	1,099	--
International government bonds	1,022	--	1,022	--
Total	$39,076	$--	$39,076	$--

Long-term investments:
Corporate notes	$21,420	$--	$21,420	$--
Agency bonds	3,020	--	3,020	--
Total	$24,440	$--	$24,440	$--

	Fair Value Measurements at December 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money market funds	$3,027	$3,027	$--	$--
Cash	384	384	--	--
Total	$3,411	$3,411	$--	$--

Short-term investments:
Corporate notes	$29,084	$--	$29,084	$--
Agency bonds	5,409	--	5,409	--
Commercial paper	4,997	--	4,997	--
Certificate of deposit	1,099	--	1,099	--
Total	$40,589	$--	$40,589	$--

Long-term investments:
Corporate notes	$21,395	$--	$21,395	$--
Agency bonds	2,020	--	2,020	--
Total	$23,415	$--	$23,415	$--

4.	NET INCOME PER SHARE

Basic net income per share is calculated based on the weighted-average number of common shares outstanding in accordance with FASB ASC Topic 260, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying stock options outstanding that would be anti-dilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options and vesting of the restricted stock units (“RSUs”). The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income, as reported (A)	$189	$3,095

Weighted average shares of common stock outstanding (B)	19,099	18,417
Dilutive effect of employee stock options	921	1,363
Common stock and common stock equivalents (C)	20,020	19,780

Net income per share:
Basic (A/B)	$0.01	$0.17
Diluted (A/C)	0.01	0.16

The Company’s calculation of diluted net income per share for the three months ended March 31, 2012 and 2011 excludes stock options to purchase approximately 675,000 and 239,000 shares of the Company’s common stock, respectively, as their effect would be anti-dilutive.

5.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s stock option plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended and as assumed by Interactive Intelligence (the “2006 Plan”), stock appreciation rights, restricted stock, RSUs, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. A maximum of 7,050,933 shares are available for delivery under the 2006 Plan, which consists of (i) 3,350,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant.

The Company grants RSUs and three types of stock options. The first type of stock option is non-performance-based subject only to time-based vesting, and these stock options are granted by the Company as annual grants to executives and designated key employees, to certain new employees and to newly-elected non-employee directors.  These stock options vest in four equal annual installments beginning one year after the grant date.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the requisite service period.

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

The third type of stock option granted by the Company is director options granted to non-employee directors annually. These options are similar to the non-performance-based options described above except that the director options vest one year after the grant date. The fair value of these option grants is determined on the date of the grant and the related compensation expense is recognized over one year. The director options are generally granted at the Company’s Annual Meeting of Shareholders during the second quarter of a fiscal year.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718, Compensation – Stock Compensation for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock-based compensation expense by category:
Cost of recurring revenues	$122	$105
Cost of services revenues	34	25
Sales and marketing	533	392
Research and development	397	408
General and administrative	493	388
Total stock-based compensation expense	$1,579	$1,318

Stock Option and RSU Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model. There were no material changes in the way the assumptions were calculated as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The weighted-average estimated per option value of non-performance-based and performance-based options granted during the three months ended March 31, 2012 and 2011 used the following assumptions:
	Three Months Ended March 31,
Valuation assumptions for non-performance-based options:	2012	2011
Dividend yield	--%	--%
Expected volatility	63.63%	63.10%
Risk-free interest rate	0.81%	1.74%
Expected life of option (in years)	4.25	4.25

	Three Months Ended March 31,
Valuation assumptions for performance-based options:	2012	2011
Dividend yield	--%	--%
Expected volatility	62.67%	65.55%
Risk-free interest rate	0.94%	1.97%
Expected life of option (in years)	4.75	4.75

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the three months ended March 31, 2012:
	Options	Weighted- Average Exercise Price

Balances, beginning of year	2,665,654	$15.16
Options granted	353,000	24.62
Options exercised	(173,970)	7.71
Options cancelled, forfeited or expired	(500)	19.66
Options outstanding	2,844,184	16.79
Option price range	$2.59-$37.76
Weighted-average fair value of options granted	$12.24
Options exercisable	1,749,703	$12.87

The following table sets forth information regarding the Company’s stock options outstanding and exercisable at March 31, 2012:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$2.59 – $5.61	315,626	1.87	$4.47	315,626	$4.47
$5.72– $6.03	190,738	2.20	5.83	190,738	5.83
$6.66 – $6.66	327,234	2.90	6.66	216,609	6.66
$6.70 – $14.79	325,420	1.77	12.79	301,312	12.96
$14.86 – $19.13	314,200	2.51	17.48	267,327	17.52
$19.19 – 19.34	22,000	3.26	19.33	12,000	19.32
$19.66 – $19.66	445,154	3.91	19.66	195,779	19.66
$19.77 – $22.92	201,312	1.25	20.65	185,062	20.53
$24.50 - $24.50	325,000	6.10	24.50	--	--
$26.88 - $37.76	377,500	5.06	32.03	65,250	32.12
Total shares/average price	2,844,184	3.26	16.79	1,749,703	12.88

The total intrinsic value of options exercised during the first quarter of 2012 was $3.4 million. The aggregate intrinsic value of options outstanding as of March 31, 2012 was $39.7 million and the aggregate intrinsic value of options currently exercisable as of March 31, 2012 was $31.0 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $30.51 as of March 30, 2012, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 30, 2012 was 1.7 million with a weighted average exercise price of $12.88.

As of March 31, 2012, there was $11.1 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 2.5 years.

The following table sets forth a summary of RSU activity for the three months ended March 31, 2012:

	Awards	Weighted-Average Grant-Date Price

Balances, beginning of year	116,340	$32.33
RSUs granted	136,500	32.33
RSUs vested	(28,869)	30.63
RSUs forfeited	(2,332)	28.30
RSUs outstanding	221,639	29.96

As of March 31, 2012, there were 806,683 shares of stock available for issuance for equity compensation awards under the 2006 Plan.

6.	CONCENTRATION OF CREDIT RISK

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of March 31, 2012 or December 31, 2011. No customer or partner accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2012 or 2011. No country accounted for more than 10% of the Company’s revenues except for the United States which accounted for 72% of the Company’s revenues in the three months ended March 31, 2012. The United States and Canada accounted for 61% and 11%, respectively, of the Company’s revenues in the three months ended March 31, 2011.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company has received notification from competitors and other technology providers claiming that the Company’s technology infringes their proprietary rights. The Company cannot provide assurance that these matters can be resolved amicably without litigation, or that the Company will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on its business, financial condition or results of operations.

From time to time, the Company is also involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations. Litigation, in general, and intellectual property litigation, in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

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

The following table sets forth the items accounting for the difference between expected income tax expense at the 35% federal statutory rate compared to actual income tax expense recorded in the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2012	2011
Expected income tax expense at 35% tax rate	$88	$1,680
State taxes, net of federal benefit	74	191
Stock-based compensation expense related to non-deductible stock option expense	10	35
Disqualifying dispositions of stock options	(10)	(223)
Research tax credit	(67)	(138)
Other	(10)	159
Income tax expense	$85	$1,704

    During 2010, the Company utilized its remaining net operating losses generated from the exercise of stock options in prior years and began utilizing deferred tax assets generated from foreign withholding and research tax credits. At March 31, 2012, the Company had approximately $2.5 million of alternative minimum tax, federal and state research tax credit carryforwards and foreign tax credits available to offset taxes payable.

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

    We have historically used a cost plus basis for calculating taxes in most foreign jurisdications in which we operate. A cost plus tax basis limits the taxes paid in foreign jurisdictions to a markup of the costs that the Company incurs in these jurisdictions and is not tied to the actual revenues generated. The reseller model results in the foreign subsidiaries recognizing their own revenue and paying the U.S. entity for the costs of software and hardware sold as well as services provided.  The reseller model does not guarantee a profit for the foreign subsidiaries as is done under the cost plus model.

    For the three months ended March 31, 2012 and 2011, the recorded foreign tax benefit (expense) was $660,000 and $(69,000), respectively. The foreign income tax benefit in the first quarter of 2012 is due to the Company’s change from cost plus to a reseller model for certain of its subsidiaries. This change in tax models was due to the Company’s acquisition of three foreign entities in 2011 and 2012, as well as a change in its United Kingdom entity to a reseller model. The impact of the foreign effective income tax rates could become material as the Company expands its operations in foreign countries and calculates foreign income taxes based on operating results in those countries.

FASB ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. Prior to the fourth quarter of 2007, this uncertain tax position had not been recognized because the Company had a full valuation allowance established.  The balance of the reserve was approximately $1.6 million at December 31, 2011. As of March 31, 2012, the reserve increased to $1.7 million because of the current year increase in the tax credits.

9.	ACQUISITIONS
ATIO Acquisition

On January 5, 2012, the Company closed its acquisition of certain assets of ATIO Corporation (Pty) Ltd. (“ATIO”), a reseller of its multichannel contact center solutions based in South Africa.  Pursuant to the terms of the asset purchase agreement, the Company purchased certain contact center assets of ATIO for approximately $7.0 million, funded with cash-on-hand.  The Company deposited $704,000 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired the assets of ATIO as a continued part of its growth strategy to accelerate business in key international markets.   The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations ("FASB ASC 805"). The results of ATIO’s operations related to the acquired assets from the acquisition date were included in the Company’s condensed consolidated financial statements for the three months ended March 31, 2012.

The preliminary purchase price allocations for the Company’s acquisition of ATIO are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

January 5, 2012
Accounts receivable	$1,119
Property and equipment, net	539
Prepaid expenses	42
Intangible assets, net	1,472
Goodwill	5,269
Total assets acquired	8,441
Accrued compensation and related expenses	(174)
Deferred services revenues	(1,225)
Net assets acquired	$7,042

The fair value of financial assets acquired includes accounts receivable with a fair and a contractual value of $1.1 million. The receivables consist of amounts due from customers for products sold and/or services rendered.

Professional fees recognized during the first quarter of 2012 totaled approximately $33,000 and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to ATIO’s existing client base. Included within goodwill is the assembled workforce, comprised of 40 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of March 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Customer relationships	$1,400	$20	$1,380	18

CallTime Acquisition

The Company entered into a stock purchase agreement, dated as of July 1, 2011, with CallTime Technology Sdn. Bnd., the ultimate parent company of CallTime Solutions Ltd. (“CallTime”). CallTime is based in Australia and New Zealand, and is an exclusive reseller of the Company’s solutions. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of CallTime’s outstanding capital stock for an aggregate purchase price of $11.4 million, funded with cash-on-hand. The Company deposited $2.1 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. This escrow amount will be released in four equal installments with the first installment released on October 1, 2011 and the last installment to be released on July 1, 2012. The Company acquired CallTime as part of its growth strategy of accelerating business in key international markets. CallTime was the Company’s largest revenue-producing reseller in Australia and New Zealand from 2008 through 2010. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of CallTime’s operations were included in the Company’s consolidated financial statements commencing on the July 2011 acquisition date.

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

Professional fees recognized as of March 31, 2012 totaled approximately $186,000, with approximately $13,000 recognized during the first quarter of 2012, and included transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

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

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of March 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Customer relationships	$2,410	$151	$2,259	12

Agori Acquisition

The Company entered into a stock purchase agreement, dated as of February 28, 2011, with Agori Communications, GmbH (“Agori”), a Frankfurt, Germany-based reseller of the Company’s solutions. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Agori’s outstanding capital stock for an aggregate purchase price of $4.9 million, including $808,000 related to the working capital of Agori, funded with cash-on-hand. The Company deposited $493,000 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. These funds were distributed to the former shareholders of Agori in February 2012.The Company acquired Agori as part of its growth strategy of accelerating business in key international markets, including Germany, which is currently the fourth largest economy in the world and the Company’s largest market in Europe, the Middle East and Africa. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, and the results of Agori’s operations were included in the Company’s condensed consolidated financial statements commencing on the February 2011 acquisition date.

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

Professional fees recognized as of March 31, 2012 totaled approximately $391,000, with approximately $12,000 recognized during the first quarter of 2012, and included transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to Agori’s existing client base. Included within goodwill is the assembled workforce, comprised of 16 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

         Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful live at the date of acquisition (dollars in thousands):

	As of March 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Customer relationships	$2,670	$280	$2,390	10

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

Pro Forma Results

We have not furnished pro forma financial information related to our ATIO, CallTime or Agori acquisitions because such information is not material individually or in the aggregate to the overall financial results of the Company.

10.	SUBSEQUENT EVENT
The Company entered into a stock purchase agreement, dated April 1, 2012, with Brightware B.V. (“Brightware”), an exclusive reseller offering sales, deployment and integration services focused on the contact center market. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Brightware’s outstanding capital stock for an aggregate purchase price of $5.1 million, funded with cash-on-hand. The Company deposited $461,800 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired Brightware as a continued part of its strategy for growing existing operations in key international markets.  The allocation of the purchase price was not completed as of the date of this Quarterly Report on Form 10-Q and the results of Brightware’s operations were not included in the Company’s condensed consolidated financial statements for the three months ended March 31, 2012.  The acquisition will be accounted for using the acquisition method of accounting in accordance with FASB ASC 805.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The following will be discussed and analyzed:

•	Forward-Looking Information

•	Overview

•	Financial Highlights

•	Historical Results of Operations

•	Comparison of Three Months Ended March 31, 2012 and 2011

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by the use of such verbs as “expects”, “anticipates”, “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, unstable economic conditions, rapid technological changes in the industry, our ability to maintain profitability, to manage successfully our growth, to manage successfully our increasingly complex third-party relationships resulting from the software and hardware components being licensed or sold with our solutions, to maintain successful relationships with certain suppliers which may be impacted by competition in the technology industry, to maintain successful relationships with our current and any new partners, to maintain and improve our current products, to develop new products, to protect our proprietary rights adequately, to successfully integrate acquired businesses and other factors set forth in our Securities and Exchange Commission (“SEC”) filings.

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

For further information on our business and the products and services we offer, refer to the Part I, Item I "Business" section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Our management monitors certain key measures to assess our financial results. In particular, we track trends in product orders, contracted professional services, and cloud-based orders from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue and operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends and our expectations for the remainder of 2012, see the "Comparison of Three Months Ended March 31, 2012 and 2011" below.

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

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011

Net income, as reported	$189	$3,095
Purchase accounting adjustments:
Increase to revenues:
Recurring	130	59
Services	--	31
Reduction of operating expenses:
Customer relationships	256	139
Technology	35	35
Non-compete agreements	45	45
Acquisition costs	122	201
Total	588	510
Non-cash stock-based compensation expense:
Cost of recurring revenues	122	105
Cost of services	34	25
Sales and marketing	533	392
Research and development	397	408
General and administrative	493	388
Total	1,579	1,318
Non-cash income tax expense	(501)	549
Non-GAAP net income	$1,855	$5,472

Operating income, as reported	$276	$4,922
Purchase accounting adjustments	588	510
Non-cash stock-based compensation expense	1,579	1,318
Non-GAAP operating income	$2,443	$6,750

Diluted EPS, as reported	$0.01	$0.16
Purchase accounting adjustments	0.03	0.03
Non-cash stock-based compensation expense	0.08	0.07
Non-cash income tax expense	(0.03)	0.02
Non-GAAP diluted EPS	$0.09	$0.28

Financial Highlights

The table below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2011, 2010 and 2009 and the percentage change over the previous period.

Period	Revenues	Year-over-Year Growth %
Three Months Ended:
March 31, 2012	$52.8	11%
December 31, 2011	57.7	14
September 30, 2011	52.1	25
June 30, 2011	52.0	34
March 31, 2011	47.7	36

Year Ended December 31:
2011	$209.5	26%
2010	166.3	27
2009	131.4	8

On October 5, 2010, we entered into a stock purchase agreement with the shareholders of Latitude, pursuant to which we purchased 100% of the outstanding capital stock of Latitude. On February 28, 2011, we entered into a stock purchase agreement with the shareholders of Agori Communications GmbH (“Agori”), where we purchased 100% of Agori’s outstanding capital stock.  On July 1, 2011, we entered into a stock purchase agreement with CallTime Technology Sdn. Bhd., the ultimate parent company of CallTime Solutions Ltd. (“CallTime”), where we purchased 100% of CallTime’s outstanding capital stock. On January 5, 2012, we entered into an agreement with ATIO Corporation (Pty) Ltd. (“ATIO”), where we purchased certain Interactive Intelligence-related contact center assets of ATIO. Additional details of each acquisition are as follows:
Company	Description of Company	Purchase Price	Funding of Purchase Price	Working Capital Amount Acquired	Escrow Amount	# of Employees
Latitude	Provider of accounts receivable management software and services	$15.6 million	Cash on hand	$1.6 million	$1.1 million	40

Agori	Reseller	$4.9 million	Cash on hand	$808,000	$493,000	16

CallTime	Reseller	$11.4 million	Cash on hand	$1.4 million	$2.1 million	21

ATIO	Reseller	$7.0 million	Cash on hand	$1.8 million	$704,000	40

Total revenues, including these acquisitions, increased $5.1 million, or 11%, in the first quarter of 2012 compared to the first quarter of 2011.  Our revenue growth rate excluding acquisition-related revenues was 8% for first quarter of 2012 compared to the first quarter 2011.  The dollar amount of orders in the first quarter of 2012 increased 6% compared to the first quarter of 2011, driven by a 19% increase in the dollar amount of cloud-based orders. We signed 60 new customers during the first quarter of 2012, including 11 new customers for our cloud-based offering. The average new customer cloud-based order was $748,000, up from $488,000 during the same quarter last year. A higher mix of cloud-based orders and the structure of certain product orders resulted in more revenues being deferred to future quarters. Deferred revenues increased to $77.8 million as of March 31, 2012 compared to $61.0 million as of March 31, 2011. The amount of unbilled future cloud-based revenues as of March 31, 2012 increased to $40.7 million from $18.6 million as of March 31, 2011. The combination of deferred revenues and unbilled future cloud-based revenues was $118.4 million as of March 31, 2012, up 49% compared to $79.6 million as of March 31, 2011. Due to the fact that cloud-based orders are deferred and recognized over time, whereas premise-based orders are generally recognized upfront, the mix of orders received impacted, and will continue to impact, revenues recognized.

Total expenses increased $7.4 million, or 27%, in the first quarter of 2012 compared to the first quarter of 2011.  These increases resulted from the continued deliberate investment in our operations, specifically sales and marketing and research and development, through increases in our staffing company-wide, including staffing additions as a result of our recent acquisitions, and related increases in travel and entertainment, as well as increases in allocated corporate expenses such as rent and depreciation.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for the full year or for any future period.
	Three Months Ended March 31,
	2012	2011
Revenues:
Product	37%	43%
Recurring	52	44
Services	11	13
Total revenues	100	100
Cost of revenues:
Product	11	13
Recurring	13	11
Services	9	8
Total cost of revenues	33	32
Gross profit	67	68
Operating expenses:
Sales and marketing	33	30
Research and development	20	17
General and administrative	13	11
Total operating expenses	66	58
Operating income	1	10
Other income:
Interest income, net	--	--
Other expense	--	--
Total other income	--	--
Income before income taxes	1	10
Income tax expense	--	4
Net income	1	6
Other comprehensive income:
Foreign currency translation adjustments	1	--
Net unrealized investment gain	--	--
Comprehensive Income	2%	6%

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues

Primary Sources of Revenues

Our revenues include: (i) product revenues, which include licensing the right to use our software applications and selling hardware as a part of our solutions; (ii) recurring revenues, which include support fees from perpetual license agreements, renewal fees from annually renewable license agreements, and fees from our cloud-based offerings; and (iii) services revenues, which include professional services fees and educational services fees. Prior to 2012, certain subscription revenues that are recurring in nature under contract commitments for greater than 12 months were reported as part of product revenues. During the first quarter of 2012, we reclassified these revenues to recurring revenues. Historical amounts have been reclassified based on this new revenue presentation. Our revenues are generated by direct sales to customers and through our partner channels.

Product Revenues	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Product revenues	$19,435	$20,424
Change from prior year period	(5)%	29%
Percentage of total revenues	37%	43%

Product revenues decreased $989,000, or 5%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was primarily dues to lower sales in Europe as well as the higher proportion of orders for our cloud-based offerings, which are recognized as recurring revenues over the expected life of the customer relationship. Product orders increased 1% in the three months ended March 31, 2012, compared to the same period last year. Orders from existing customers increased 30% to 76% of product orders in the first quarter of 2012, compared to 59% in the first quarter of 2011. Orders from new customers decreased 40% compared to the same quarter last year. During the first quarter of 2012, we received 11 product orders over $250,000, compared to 21 product orders over $250,000 during the first quarter of 2011. Despite this decline in the dollar amount of new customer orders, the number of new customers was consistent period-over-period at 49 new customers.

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

Our geographic mix of revenues has been relatively consistent between the first quarters of 2012 and 2011. The Americas contributed 75% and 74% of product revenues in the first quarters of 2012 and 2011, respectively, Europe, the Middle East and Africa 18% and 19%, respectively, and the Asia-Pacific region 8% and 6%, respectively.

Recurring Revenues	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Recurring revenues	$27,639	$21,088
Change from prior year period	31%	32%
Percentage of total revenues	52%	44%

Recurring revenues include the maintenance and support from perpetual and annually renewable contracts,  the annual renewal of these contracts, and revenues from our cloud-based solutions.

The breakdown of the recurring revenues was as follows:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Renewal and support fees	$22,642	$18,213
Cloud-based	4,997	2,875
Total	$27,639	$21,088

Recurring revenues increased $6.5 million, or 31%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Maintenance and support fees increased as a result of the continued growth of our installed base of premise customers and recent acquisitions.

Cloud-based revenues increased 73% year-over-year. These revenues are recognized over the contract term, which is typically three to five years, and we invoice customers monthly for the services performed. Cloud-based orders were 29% of total customer orders for the three months ended March 31, 2012 compared to 26% for the three months ended March 31, 2011.

Our unrecognized cloud-based revenues were $40.7 million and $18.6 million as of March 31, 2012 and 2011, respectively. These amounts are not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not been invoiced.

Renewal rates for license and support fees in the three months ended March 31, 2012 were consistent with the renewal rates in the three months ended March 31, 2011.

We believe recurring revenues will continue to grow with further expansion of our installed base of customers and the growing demand for our cloud-based solutions, particularly as we continue to expand our cloud-based offerings worldwide through data centers in Australia, Germany, Japan, the United Kingdom and the United States.  We plan to open an additional data center in Brazil in the third quarter of 2012.

Services Revenues	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Services revenues	$5,694	$6,218
Change from prior year period	(8)%	88%
Percentage of total revenues	11%	13%

    Services revenues primarily include revenues related to professional services and education.

    Services revenues decreased $524,000, or 8%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was primarily due to the deferral of $1.6 million of professional services revenues in the first quarter of 2012 compared to $426,000 deferred in the first quarter of 2011. Professional services revenues related to cloud-based implementations contracted prior to 2012 are deferred over the life of the customer relationship. Beginning in 2012, our resellers began selling and installing our cloud-based offering, which has allowed us to separately identify the installation services related to our cloud-based implementations. Revenue from such contracts entered into during and subsequent to the first quarter 2012 will be recognized as the work is performed.

    Services revenues have and will continue to fluctuate based on the number of attendees at our educational classes and the amount of assistance our customers and partners need for implementation. We believe services revenues will continue to grow as product and recurring revenues increase, order sizes increase and as we license more of our solutions directly to our customers.

Cost of Revenues	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Cost of revenues:
Product	$5,652	$6,196
Recurring	7,240	5,282
Services	4,574	3,712
Total cost of revenues	$17,466	$15,190
Change from prior year period	15%	46%
Product cost as a % of product gross revenues	29%	30%
Recurring cost as a % of recurring gross revenues	26%	25%
Services cost as a % of services gross revenues	80%	60%

Cost of Product Revenues

    Cost of product revenues consists of hardware costs (including media servers, Interaction Gateway ® appliances and Interaction SIP Stations TM that we develop, as well as servers, telephone handsets and gateways that we purchase and resell), royalties for third-party software and other technologies included in our solutions, personnel costs and product distribution facility costs. These costs can fluctuate depending on which software applications are licensed to our customers and partners, the third-party software that is licensed by the end-user from us and the dollar amount of orders for hardware and appliances.

    Cost of product revenues decreased $544,000 during the first quarter of 2012 compared to the same quarter in 2011 primarily due to a decline in hardware orders from premise-based sales as well as lower amounts of hardware orders resulting from the growth in cloud-based sales.

Cost of Recurring Revenues

    Cost of recurring revenues consists primarily of compensation expenses for technical support personnel and costs associated with our cloud-based offering. Cost of recurring revenues increased $2.0 million, or 37%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to a $1.2 million increase in compensation expenses related to a 49% increase in staff to support our expanding customer base and growing number of cloud-based implementations, as well as from acquistions. Additionally, allocated corporate expenses, which include occupancy costs, increased $247,000 as a result of this increase in staff. Expenses related to our cloud-based offering increased $260,000 due to data center and other related costs.

Some costs related to our cloud-based offerings, such as equipment costs, are recognized over time, but others such as salary and travel-related expenses are recognized as incurred.  Certain of these costs are fixed while others are variable based on usage and call volume. We expect cost of recurring revenues to increase as new customers are added and revenues increase. As we continue to expand our cloud-based offerings, the operating margins associated with these offerings will be lower than our long-term expectations; however, we believe that over time, these operating margins will increase and eventually be similar to our current gross margin.

Cost of Services Revenues

Cost of services revenues consists primarily of compensation expenses for professional services and educational personnel. Cost of services revenues increased by $862,000, or 23%, during the first quarter of 2012 compared to the same period in 2011 primarily due to an increase of $1.4 million in compensation expenses as well as $330,000 in allocated corporate expenses and travel expenses, both resulting from a 37% staffing increase resulting from the hiring of additional staff and due to acquisitions. These increases were partially offset by the deferral of professional services cost related to implementation services for cloud-based customers, which increased $860,000 compared to the same period in 2011 and will be recognized over the expected life of the customer.

Gross Profit	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Gross profit	$35,267	$32,505
Change from prior year period	8%	32%
Percentage of total revenues	67%	68%

Gross profit as a percentage of total revenues in any particular period reflects the amount of product, recurring and services revenues recognized and the cost of product, recurring and services incurred.

Gross profit increased by $2.8 million, or 8%, during the three months ended March 31, 2012 compared to the same period in 2011 as a result of the impact of the factors discussed above.

Operating Expenses

Sales and Marketing	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Sales and marketing expenses	$17,422	$14,157
Change from prior year period	23%	37%
Percentage of total revenues	33%	30%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our direct sales, marketing, client success and channel management operations for premise-based and cloud-based deployments. These expenses increased by $3.3 million, or 23%, during the first quarter of 2012 compared to the first quarter of 2011 primarily due to an increase in compensation expense of $2.6 million, an increase in travel related expenses of $564,000, and a $326,000 increase in allocated corporate expenses related to a 38% staffing increase resulting from the hiring of additional staff and due to acquisitions. Additionally, corporate marketing expenses increased $314,000 year-over-year due to increased spending on promotional events and various advertising and lead-generating activities.

We expect sales and marketing expenses to increase in future periods as we continue expanding our sales capacity and increasing our marketing and other promotional efforts. We believe these investments are critical to our future growth, particularly as we continue to move up-market by selling to larger accounts and expanding internationally.   In addition, if more customers choose our cloud-based deployment, sales and marketing expenses as a percentage of revenues may increase because revenues for cloud-based deployments are recognized over time while sales and marketing expenses are generally recognized as incurred.

Research and Development	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Research and development expenses	$10,380	$8,147
Change from prior year period	27%	27%
Percentage of total revenues	20%	17%

Research and development expenses are comprised primarily of compensation cost, allocated corporate costs and depreciation expenses. These expenses increased by $2.2 million, or 27%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to an increase in compensation expense of $1.8 million resulting from a 27% increase in research and development staff, as well as an increase of $372,000 in allocated corporate expenses.

We believe that continued investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions. As a result, we expect research and development expenses will continue to increase in future periods.

General and Administrative	Three Months Ended March 31,
	2012	2011
	($ in thousands)
General and administrative expenses	$6,888	$5,095
Change from prior year period	35%	33%
Percentage of total revenues	13%	11%

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense. General and administrative expenses increased $1.8 million, or 35%, during the first quarter of 2012 compared to the same period in 2011 primarily due to an increase in compensation expense of $767,000 related to a 30% increase in staffing as well as an increase of $458,000 in allocated corporate expenses. Additionally, fees related to professional services increased $249,000 due to recent acquisitions and various other legal matters within the normal course of business.

We expect that general and administrative expenses will continue to increase as we pursue additional acquisitions and expand our infrastructure consistent with our growth strategy.

Other Income (Expense)

Interest Income, Net

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Cash, cash equivalents and investments (average)	$90,801	$88,879
Interest income, gross	182	43
Return on investments	0.80%	0.19%

Interest income, net, primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which were not material in any years reported, are also included in this category.

Interest earned on investments increased during the first quarter of 2012 compared to the first quarter of 2011 as a result of higher cash and investment balances. Additionally, increases in investments with maturities between one and three years have resulted in higher yields.

We continue to monitor the allocation of funds in which we have invested to maximize our return on investment within our established investment policy. During the first quarter of 2011, we began investing in longer-term investments with maturities of up to three years to increase our overall yield on investments. We do not have any investments in subprime assets.

Other Expense, Net	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Other expense, net	$(184)	$(166)

Other expense, net includes foreign currency transaction gains and losses. These gains and losses can fluctuate based on the amount of receivables that are generated in certain international currencies, the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period. Other expense included $173,000 and $166,000 of foreign currency losses during the three months ended March 31, 2012 and 2011, respectively. The expense was mainly due to the change in value in the euro and Australian dollar.  We continue to explore ways to mitigate the impact of currency fluctuations in the future.

Income Tax Expense	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Income tax expense	$85	$1,704

Our effective tax rate for the three months ended March 31, 2012 was based on our expected annual rate of 36%; however, if the federal research and development tax credit is extended through 2012, our effective tax rate is expected to be 34%. This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes.

We  have historically used a cost plus basis for calculating taxes in most foreign tax jurisdictions in which we operate.  A cost plus tax basis limits the taxes paid in these foreign jurisdictions to a markup of the costs that we incur in these jurisdictions and is not tied to the actual revenues generated. During the first quarter of 2012, we switched two of our foreign subsidiaries from the cost plus basis to a reseller basis.

Net income (loss) before taxes for our foreign subsidiaries, under both the cost plus and reseller models, for the three months ended March 31, 2012 and 2011 was $(2.1) million and $400,000, respectively.  The recorded foreign tax benefit (expense) for the three months ended March 31, 2012 and 2011 was $660,000 and $(69,000), respectively. The foreign tax benefit for the three months ended March 31, 2012 was due to switching two of our foreign subsidiaries to the reseller model. The impact of the foreign effective income tax rates could become material as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

Liquidity and Capital Resources

We generate cash from the collection of payments related to licensing our products as well as from selling hardware, renewals of annual licenses and maintenance and support agreements, and the delivery of other services.  During the three months ended March 31, 2012, we also received $1.3 million in cash from the exercise of stock options and $141,000 from purchases of common stock under our 2000 Employee Stock Purchase Plan. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses, marketing activities, paying vendors for hardware, other services and supplies, purchasing property and equipment, paying research and development costs and funding acquisitions. We acquired ATIO for approximately $7.0 million in cash during the first quarter of 2012. We continue to be debt free.

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

	March 31, 2012	December 31, 2011
	($ in thousands)
Cash and cash equivalents	$25,616	$28,465
Short-term investments	39,076	40,589
Long-term investments	24,440	23,415
Total liquidity	$89,132	$92,469

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of investments is reported as a source of cash.

The majority of cash held in foreign accounts is the property of Interactive Intelligence. We believe that these funds can be transferred into the U.S. with limited tax consequences. As of March 31, 2012, Interactive Intelligence held a total of $6.6 million in its various foreign bank accounts and our foreign subsidiaries held a total of $9.8 million in their various bank accounts. Our foreign subsidiaries had $6.4 million in undistributed earnings as of March 31, 2012. If we were to repatriate all of those earnings to Interactive Intelligence in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be approximately $1.0 million.

As of March 31, 2012 and December 31, 2011, we had accounts with euro balances of approximately $9.3 million and $7.9 million, respectively, British pound balances of $830,000 and $1.6 million, respectively, Australian dollar balances of $2.8 million and $2.3 million, respectively, South African rand balances of approximately $280,000 and $7.2 million, respectively, and balances of nine other foreign currencies totaling $3.2 million and $1.2 million, respectively.

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2012	2011

Beginning cash and cash equivalents	$28,465	$48,300
Cash provided by operating activities	4,419	6,667
Cash used in investing activities	(9,003)	(7,936)
Cash provided by financing activities	1,735	4,839
Ending cash and cash equivalents	$25,616	$51,870

Cash provided by operating activities during both periods was generated primarily by our net income adjusted for routine fluctuations in our operating assets and liabilities. The cash used in investing activities increased year-over-year due to the continued transferring of a portion of our cash to short-term and long-term investment vehicles in the first quarter of 2012, as well as the purchase of ATIO during the first quarter of 2012. Cash provided by financing activities during both periods was primarily due to proceeds from stock options exercised.

Contractual Obligations

As of March 31, 2012, there have been no material changes to our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of March 31, 2012.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations—Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. For a further summary of certain accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Canadian dollar, South African rand, Australian dollar and the euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. During 2010, we began hedging both our accounts receivable and cash that are held in euros. As of March 31, 2012, we had hedging arrangements in British pounds, Canadian dollars and the euro. Prior to 2010, we had not historically used foreign currency options or forward contracts to hedge our currency exposures. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. For the three months ended March 31, 2012, our foreign currency transaction losses amounted to $173,000.

For the three months ended March 31, 2012, approximately 8% of our revenues and 19% of our expenses were denominated in a foreign currency. As of March 31, 2012, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or (losses), consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $17.2 million. A 10% change in foreign currency exchange rates if not hedged would have changed the carrying value of these net assets by approximately $1.7 million as of March 31, 2012, with a corresponding foreign currency gain (loss) recognized in our condensed consolidated statements of income.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of three years or less and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at March 31, 2012, the fair value of our portfolio would decrease by approximately $579,000.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under “Legal Proceedings” in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. Those risk factors could materially affect our business, financial condition and results of operations.

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits.

(a)	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex II to the Proxy Statement / Prospectus	4/27/2011

3.2	By-Laws of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex III to the Proxy Statement / Prospectus	4/27/2011

10.1	401(k) Savings Plan, as amended and restated				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following materials from Interactive Intelligence Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting language):  (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Comprehensive Income; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: May 9, 2012	By:
Stephen R. Head Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)