Form 10-Q/A
period 2012-03-31
Interactive Intelligence Group, Inc.
filed 2012-06-22
CIK 1517650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

----------------------

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

          This Amendment No. 1 on Form 10-Q/A is being filed to correct the inadvertent omission of the conformed signature of the officer that executed the signature page of the registrant’s Form 10-Q for the period ended March 31, 2012 (the “Initial Form 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2012, and to correct an error in the Exhibit 32.2 certification filed with the Initial Form 10-Q.  No other changes have been made to the Initial Form 10-Q, whether to update the Initial Form 10-Q to reflect events occurring subsequent to the filing of the Initial Form 10-Q or otherwise.  As required by applicable SEC regulations, Exhibits 31.1, 31.2, 32.1 and 32.2 are being re-filed with this amendment.

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

Item 6.	Exhibits.

(a)	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex II to the Proxy Statement / Prospectus	4/27/2011

3.2	By-Laws of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex III to the Proxy Statement / Prospectus	4/27/2011

10.1	401(k) Savings Plan, as amended and restated				#

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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
#

# - Exhibit was previously filed with the original Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 9, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: June 22, 2012	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)