Form 10-Q
period 2012-06-30
Interactive Intelligence Group, Inc.
filed 2012-08-09
CIK 1517650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 19,279,989 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.

Condensed Consolidated Balance Sheet

As of June 30, 2012 and December 31, 2011

(in thousands, except share amounts)

	June 30,	December 31,
	2012	2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$23,940	$28,465
Short-term investments	40,828	40,589
Accounts receivable, net of allowance for doubtful accounts of $1,858
at June 30, 2012 and $1,718 at December 31, 2011	52,678	56,331
Deferred tax assets, net	9,562	8,952
Prepaid expenses	13,644	11,474
Other current assets	5,144	4,966
Total current assets	145,796	150,777
Long-term investments	19,739	23,415
Property and equipment, net	21,923	18,304
Goodwill	30,623	22,696
Intangible assets, net	17,860	15,029
Other assets, net	2,777	2,581
Total assets	$238,718	$232,802

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,638	$16,545
Accrued compensation and related expenses	7,549	8,870
Deferred product revenues	4,921	3,870
Deferred services revenues	58,688	57,423
Total current liabilities	87,796	86,708
Deferred revenue	15,177	14,141
Deferred tax liabilities, net	1,056	1,688
Other long-term liabilities	247	291
Total liabilities	104,276	102,828

Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares
issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 authorized;
19,253,282 issued and outstanding at June 30, 2012 and
18,961,497 issued and outstanding at December 31, 2011	193	190
Additional paid-in capital	125,629	119,644
Accumulated other comprehensive loss	(794)	(193)
Retained earnings	9,414	10,333
Total shareholders' equity	134,442	129,974
Total liabilities and shareholders' equity	$238,718	$232,802

See Accompanying Notes to Condensed Consolidated Financial Statements

 Interactive Intelligence Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2012 and 2011

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Product	$19,662	$24,208	$39,097	$44,632
Recurring revenue	28,398	22,330	56,037	43,418
Services	6,721	5,443	12,415	11,661
Total revenues	54,781	51,981	107,549	99,711
Costs of revenues:
Costs of product	6,000	6,392	11,651	12,588
Costs of recurring revenue	7,838	5,813	15,079	11,095
Costs of services	5,200	3,919	9,775	7,631
Amortization of intangible assets	35	35	70	70
Total costs of revenues	19,073	16,159	36,575	31,384
Gross profit	35,708	35,822	70,974	68,327
Operating expenses:
Sales and marketing	19,256	15,320	36,677	29,477
Research and development	10,966	8,714	21,345	16,861
General and administrative	6,943	6,024	13,832	11,119
Amortization of intangible assets	350	274	651	458
Total operating expenses	37,515	30,332	72,505	57,915
Operating income (loss)	(1,807)	5,490	(1,531)	10,412
Other income:
Interest income, net	167	92	348	135
Other income (expense)	92	256	(92)	90
Total other income	259	348	256	225
Income (loss) before income taxes	(1,548)	5,838	(1,275)	10,637
Income tax expense (benefit)	(440)	2,011	(356)	3,715
Net income (loss)	$(1,108)	$3,827	$(919)	$6,922
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,164)	-	(783)	-
Net unrealized investment gain (loss)	(50)	(98)	182	(43)
Comprehensive income (loss)	$(2,322)	$3,729	$(1,520)	$6,879

Net income (loss) per share:
Basic	$(0.06)	$0.20	$(0.05)	$0.37
Diluted	(0.06)	0.19	(0.05)	0.35

Shares used to compute net income (loss) per share:
Basic	19,213	18,707	19,156	18,563
Diluted	19,213	19,933	19,156	19,860

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2012

(in thousands)

(unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balances, December 31, 2011	18,961	$190	$119,644	$(193)	$10,333	$129,974

Stock-based compensation expense	-	-	3,294	-	-	3,294
Exercise of stock options	260	3	2,480	-	-	2,483
Issuances of common stock	13	-	320	-	-	320
Issuance of restricted stock units	19	-	(253)	-	-	(253)
Tax benefits from stock-based payment arrangements	-	-	144	-	-	144
Net loss	-	-	-	-	(919)	(919)
Foreign currency translation adjustment	-	-	-	(783)	-	(783)
Net unrealized investment gain	-	-	-	182	-	182
Balances, June 30, 2012	19,253	$193	$125,629	$(794)	$9,414	$134,442

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2012	2011
Operating activities:
Net income (loss)	$(919)	$6,922
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and other non-cash items	3,768	3,080
Stock-based compensation expense	3,294	2,593
Tax benefits from stock-based payment arrangements	(144)	(1,240)
Deferred income tax	(2,224)	1,517
Accretion of investment income	294	(1,660)
Gain on disposal of fixed assets	25	-
Changes in operating assets and liabilities:
Accounts receivable	5,264	(7,470)
Prepaid expenses	(2,102)	(1,646)
Other current assets	(178)	1,296
Other assets	(196)	(133)
Accounts payable and accrued liabilities	680	46
Accrued compensation and related expenses	(1,507)	(667)
Deferred product revenues	970	2,128
Deferred services revenues	552	5,659
Net cash provided by operating activities	7,577	10,425

Investing activities:
Sales of available-for-sale investments	27,487	40,279
Purchases of available-for-sale investments	(24,161)	(66,465)
Purchases of property and equipment	(6,799)	(5,625)
Acquisitions, net of cash	(11,322)	(4,111)
Unrealized gain (loss) on investment	(1)	40
Net cash used in investing activities	(14,796)	(35,882)

Financing activities:
Proceeds from stock options exercised	2,483	4,708
Proceeds from issuance of common stock	320	258
Employee taxes withheld for restricted stock units	(253)	-
Tax benefits from stock-based payment arrangements	144	1,240
Net cash provided by financing activities	2,694	6,206
Net decrease in cash and cash equivalents	(4,525)	(19,251)
Cash and cash equivalents, beginning of period	28,465	48,300
Cash and cash equivalents, end of period	$23,940	$29,049

Cash paid during the year for:
Interest	$4	$2
Income taxes	86	1,106

Other non-cash item:
Purchase of property and equipment payable at end of period	$(174)	$(7)

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012 and 2011 (unaudited)

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

Reclassification and Adjustments

Effective January 1, 2012, the Company reclassified certain subscription revenues which were included in product revenues in prior periods as recurring revenues. In prior years, these revenues were not significant; however, as we have signed additional agreements with increasing revenues, we concluded that it is appropriate to report these revenues as recurring. For the three and six months ended June 30, 2011, $287,000 and $629,680, respectively, have been reclassified as recurring revenues based on this new revenue presentation. The reclassification did not have any impact on the overall results previously reported.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), which amends FASB Accounting Standards Codification (“ASC”) Topic 820,  Fair Value Measurements and Disclosures (“FASB ASC 820”). This updated guidance clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements. In order to develop common requirements in accordance with GAAP and IFRS, this update also provides changes to particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance became effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The Company adopted this guidance on January 1, 2012 and there was no material impact on its consolidated financial statements upon adoption.

In June 2011, the FASB issued FASB ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC Topic 220, Comprehensive Income. This updated guidance requires companies to report comprehensive income in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The updated guidance does not change what items are reported in other comprehensive income or the GAAP requirement to report reclassification of items from other comprehensive income to net income. The guidance became effective for public entities with fiscal years and interim periods beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012 and there was no material impact on its consolidated financial statements upon adoption.

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

During the six months ended June 30, 2012, there were no material changes to the Company’s significant accounting policies or critical accounting estimates.

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

The Company’s short-term investments all mature in less than one year and its long-term investments all mature within three years. Both short-term and long-term investments are considered available for sale. The Company’s assets that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include money market securities. Such instruments are classified within Level 1 of the fair value hierarchy. The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include corporate notes, agency bonds, commercial paper, certificates of deposit, and international government bonds. Such instruments are classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheet, measured at fair value as of June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at June 30, 2012 Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Money market funds	$470	$470	$-	$-
Cash	3,314	3,314	-	-
Total	$3,784	$3,784	$-	$-

Short-term investments:
Corporate notes	$27,225	$-	$27,225	$-
Agency bonds	3,001	-	3,001	-
Commercial paper	8,491	-	8,491	-
Certificates of deposit	1,100	-	1,100	-
International government bonds	1,011	-	1,011	-
Total	$40,828	$-	$40,828	$-

Long-term investments:
Corporate notes	$17,718	$-	$17,718	$-
Agency bonds	2,021	-	2,021	-
Total	$19,739	$-	$19,739	$-

	Fair Value Measurements at December 31, 2011 Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Money market funds	$3,027	$3,027	$-	$-
Cash	384	384	-	-
Total	$3,411	$3,411	$-	$-

Short-term investments:
Corporate notes	$29,084	$-	$29,084	$-
Agency bonds	5,409	-	5,409	-
Commercial paper	4,997	-	4,997	-
Certificates of deposit	1,099	-	1,099	-
Total	$40,589	$-	$40,589	$-

Long-term investments:
Corporate notes	$21,395	$-	$21,395	$-
Agency bonds	2,020	-	2,020	-
Total	$23,415	$-	$23,415	$-

4.            NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding in accordance with FASB ASC Topic 260, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares. Potential common shares consist of shares of common stock issuable upon the exercise of stock options and vesting of restricted stock units (“RSUs”). The calculation of diluted net income per share excludes shares underlying stock options outstanding that would be anti-dilutive. When the Company reports a net loss, the calculation of diluted net loss per share excludes potential common shares as the effect would be anti-dilutive. The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss), as reported (A)	$(1,108)	$3,827	$(919)	$6,922

Weighted average shares of common stock outstanding and RSUs (B)	19,213	18,707	19,156	18,563
Dilutive effect of employee stock options	-	1,226	-	1,297
Common stock and common stock equivalents (C)	19,213	19,933	19,156	19,860

Net income (loss) per share:
Basic (A/B)	$(0.06)	$0.20	$(0.05)	$0.37
Diluted (A/C)	(0.06)	0.19	(0.05)	0.35

The Company’s calculation of diluted net income per share for the three and six months ended June 30, 2011 excludes stock options to purchase approximately 320,000 and 915,000 shares of the Company’s common stock, respectively, as their effect would be anti-dilutive.

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

The Company grants RSUs and three types of stock options. The first type of stock option is non-performance-based subject only to time-based vesting, and these stock options are granted by the Company as annual grants to executives, to certain new employees and to newly-elected non-employee directors.  These stock options vest in four equal annual installments beginning one year after the grant date.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the requisite service period.

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

Commencing in January 2011, the Company began granting RSUs to certain key employees and certain new employees. The fair value of the RSUs is determined on the date of grant and the RSUs vest in four equal annual installments beginning one year after the grant date. RSUs are not included in issued and outstanding common stock until the shares are vested and settlement has occurred.

The plans may be terminated by the Company’s Board of Directors at any time.

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718,  Compensation – Stock Compensation for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock-based compensation expense by category:
Costs of recurring revenues	$130	$103	$253	$208
Costs of services revenues	42	11	76	36
Sales and marketing	569	433	1,101	825
Research and development	473	395	870	803
General and administrative	500	333	993	721
Total stock-based compensation expense	$1,714	$1,275	$3,293	$2,593

Stock Option and RSU Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model. There were no material changes in the way the assumptions were calculated as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Non-performance based options can be granted to all employees throughout the year, while performance-based options are only granted to sales and marketing employees during the first quarter of each year and option grants to directors only occur during the second quarter of each year. The weighted-average estimated per option value of each category of options granted during the six months ended June 30, 2012 and 2011 used the following assumptions:

	Six Months Ended
	June 30,
Valuation assumptions for non-performance-based options:	2012	2011
Dividend yield	-%	-%
Expected volatility	59.65 - 64.68%	62.42 - 63.10%
Risk-free interest rate	0.57 - 0.71%	1.25 - 1.74%
Expected life of option (in years)	4.25	4.25

	Six Months Ended
	June 30,
Valuation assumptions for performance-based options:	2012	2011
Dividend yield	-%	-%
Expected volatility	63.23%	65.55%
Risk-free interest rate	0.79%	1.97%
Expected life of option (in years)	4.75	4.75

	Six Months Ended
	June 30,
Valuation assumptions for directors	2012	2011
Dividend yield	-%	-%
Expected volatility	57.10%	64.38%
Risk-free interest rate	0.49%	0.93%
Expected life of option (in years)	3.50	3.50

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the six months ended June 30, 2012:

		Weighted-
		Average
		Exercise
	Options	Price
Balances, beginning of year	2,665,654	$15.16
Options granted	405,000	24.79
Options exercised	(260,055)	9.54
Options cancelled, forfeited or expired	(2,750)	16.11
Options outstanding	2,807,849	17.07
Option price range	$2.59 - 37.76
Weighted-average fair value of options granted	$12.20
Options exercisable	1,719,821	13.36

The following table sets forth information regarding the Company’s stock options outstanding and exercisable at June 30, 2012:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of Exercise				Contractual	Exercise		Exercise
Prices			Number	Life	Price	Number	Price
$2.59	-	$5.61	305,030	1.66	$4.51	305,030	$4.51
$5.72	-	$6.03	190,405	1.93	5.83	190,405	5.83
$6.66	-	$6.66	324,059	2.63	6.66	214,184	6.66
$6.70	-	$14.79	288,214	1.72	13.15	276,309	13.34
$14.86	-	$19.13	312,550	2.27	17.48	265,677	17.52
$19.19	-	$19.66	456,779	3.61	19.65	198,904	19.65
$19.77	-	$22.92	176,312	1.06	20.67	161,312	20.53
$24.50	-	$24.50	325,000	5.71	24.50	-	-
$25.00	-	$37.76	429,500	4.93	31.29	108,000	32.38
Total shares/average price			2,807,849	3.11	17.07	1,719,821	13.36

The total intrinsic value of options exercised during quarter ended June 30, 2012 was $4.6 million. The aggregate intrinsic value of options outstanding as of June 30, 2012 was $32.8 million and the aggregate intrinsic value of options currently exercisable as of June 30, 2012 was $26.0 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $28.21 as of June 29, 2012, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2012 represented 1.7 million shares with a weighted average exercise price of $13.36.

As of June 30, 2012, there was $16.4 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 2.33 years.

The following table sets forth a summary of RSU activity for the six months ended June 30, 2012:

		Weighted-
		Average Grant
	Awards	Date Price
Balances, beginning of year	116,340	$32.33
RSUs granted	136,700	28.39
RSUs vested	(28,869)	32.48
RSUs forfeited	(7,082)	32.60
RSUs outstanding	217,089

As of June 30, 2012, there were 758,983 shares of stock available for issuance for equity compensation awards under the 2006 Plan.

6.    CONCENTRATION OF CREDIT RISK

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of June 30, 2012 or December 31, 2011 or revenues for the three and six months ended June 30, 2012 or 2011. No country accounted for more than 10% of the Company’s revenues except for the United States, which accounted for 73% of the Company’s revenues in each of the three and six months ended June 30, 2012, and 56% and 59% of the Company’s revenues in the three and six months ended June 30, 2011, respectively.

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

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for the settlement of prior period amounts (“discrete items”) arising in that quarter.  The Company’s effective tax rates for the three and six months ended June 30, 2012 decreased to 28.8% and 27.9%, respectively, compared to 34.4% and 35.0%, respectively, for the same periods in 2011. The decrease was a result of the discrete items, partially offset by the federal research and development tax credits which were enacted in 2011 but have yet to be extended for 2012. Without the effect of the discrete items, the Company’s effective tax rate for the three and six months ended June 30, 2012 would have been 36.7% and 37.3%, respectively.

Additionally, the Company’s effective tax rates for the three and six months ended June 30, 2012 were lower than the federal statutory tax rate of 35% primarily due to the discrete items recorded during the three months ended June 30, 2012 and various non-deductible expenses.

The Company’s quarterly tax provision and its quarterly estimate of its annual effective tax rate are subject to significant volatility due to several factors, including the Company’s ability to accurately predict its pre-tax income and loss in multiple jurisdictions.

9.  OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss), net of related tax effects, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Foreign currency translation adjustment,
net of tax expense of $427 and $292, for the three and six months ended June 30, 2012, respectively	$(737)	$-	$(491)	$-
Net unrealized investment gain,
net of tax benefit (expense) of $(18) and $68, for the three and six months ended June 30, 2012, respectively, and $(34) and $(15) for the same periods in 2011, respectively	(32)	(64)	114	(28)
Other comprehensive income (loss), net of tax	$(769)	$(64)	$(377)	$(28)

10.	ACQUISITIONS

Brightware Acquisition

The Company entered into a stock purchase agreement, dated as of April 1, 2012, with Brightware B.V. (“Brightware”), a reseller offering sales, deployment and integration services focused on the contact center market. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Brightware’s outstanding capital stock for an aggregate purchase price of $6.4 million, funded with cash-on-hand. The Company deposited $461,800 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired Brightware as a continued part of its strategy for growing existing operations in key international markets. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805,  Business Combinations (“FASB ASC 805”). The results of Brightware’s operations resulting from the acquisition date were included in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2012.

The preliminary purchase price allocations for the Company’s acquisition of Brightware are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

April 1,
2012
Cash and cash equivalents	$2,143
Accounts receivable	579
Prepaid expenses	28
Property and equipment, net	196
Intangible assets	1,456
Goodwill	3,347
Total assets acquired	7,749
Accounts payable and accrued liabilities	313
Accrued compensation and related expenses	(22)
Deferred tax liability	(983)
Deferred service revenue	(678)
Net assets acquired	$6,379

The fair value of financial assets acquired includes accounts receivable with a fair and a contractual value of $579,000. The receivables consist of amounts due from customers for products sold and/or services rendered.

Professional fees recognized as of June 30, 2012 totaled approximately $96,000, with approximately $32,000 recognized during the second quarter of 2012, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to Brightware’s existing client base. Included within goodwill is the assembled workforce, comprised of 14 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of June 30, 2012
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$1,457	$19	$1,438	10

ATIO Acquisition

On January 5, 2012, the Company closed its acquisition of certain assets of ATIO Corporation (Pty) Ltd. (“ATIO”), a reseller of its multichannel contact center solutions based in South Africa.  Pursuant to the terms of the asset purchase agreement, the Company purchased certain contact center assets of ATIO for approximately $7 million, funded with cash-on-hand.  The Company deposited $704,000 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired the assets of ATIO as a continued part of its growth strategy to accelerate business in key international markets.   The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of ATIO’s operations related to the acquired assets from the acquisition date were included in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2012.

The preliminary purchase price allocations for the ATIO transaction are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

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

Professional fees recognized as of June 30, 2012 totaled approximately $33,000 and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to ATIO’s existing client base. Included within goodwill is the assembled workforce, comprised of 40 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

During the second quarter of 2012, the Company recorded a $920,000 adjustment to true up the intangible assets acquired as a result of the Company’s ongoing valuation analysis of the ATIO assets. The valuation is expected to be completed during the third quarter of 2012.

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of June 30, 2012
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$1,400	$38	$1,362	18

CallTime Acquisition

The Company entered into a stock purchase agreement, dated as of July 1, 2011, with CallTime Technology Sdn. Bnd., the ultimate parent company of CallTime Solutions Ltd. (“CallTime”). CallTime is based in Australia and New Zealand, and is an exclusive reseller of the Company’s solutions. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of CallTime’s outstanding capital stock for an aggregate purchase price of $11.4 million, funded with cash-on-hand. The Company deposited $2.1 million of the purchase price into an escrow account to ensure funds would be available to pay any indemnification claims. This escrow amount was released in four equal installments, with first the installment released on October 1, 2011 and the last installment released on July 1, 2012. The Company acquired CallTime as part of its growth strategy of accelerating business in key international markets. CallTime was the Company’s largest revenue-producing reseller in Australia and New Zealand from 2008 through 2010. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of CallTime’s operations were included in the Company’s consolidated financial statements commencing on the July 2011 acquisition date.

The purchase price allocations for the Company’s acquisition of CallTime are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

July 1,
2011
Cash and cash equivalents	$2,106
Accounts receivable	5,790
Property and equipment, net	419
Prepaid expenses	842
Intangible assets, net	2,410
Goodwill	9,197
Total assets acquired	20,764
Accounts payable and accrued liabilities	(3,537)
Accrued compensation and related expenses	(3,133)
Other liability, net	(329)
Deferred tax liability	(723)
Deferred service revenue	(1,671)
Net assets acquired	$11,371

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

Professional fees recognized as of June 30, 2012 totaled approximately $186,000 and included transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

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

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of June 30, 2012
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$2,410	$199	$2,211	12

Agori Acquisition

The Company entered into a stock purchase agreement, dated as of February 28, 2011, with Agori Communications, GmbH (“Agori”), a Frankfurt, Germany-based reseller of the Company’s solutions. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Agori’s outstanding capital stock for an aggregate purchase price of $4.9 million, including $808,000 related to the working capital of Agori, funded with cash-on-hand. The Company deposited $493,000 of the purchase price into an escrow account to ensure funds would be available to pay any indemnification claims. These funds were distributed to the former shareholders in February 2012. The Company acquired Agori as part of its growth strategy of accelerating business in key international markets, including Germany, which is currently the fourth largest economy in the world and the Company’s largest market in Europe, the Middle East and Africa. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, and the results of Agori’s operations were included in the Company’s condensed consolidated financial statements commencing on the February 2011 acquisition date.

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

Professional fees recognized as of June 30, 2012 totaled approximately $391,000 and included transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

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

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful live at the date of acquisition (dollars in thousands):

	As of June 30, 2012
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$2,670	$327	$2,343	10

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

Pro Forma Results

      We have not furnished pro forma financial information related to our Brightware, ATIO, CallTime or Agori acquisitions because such information is not material individually or in the aggregate to the overall financial results of the Company.

11.	SUBSEQUENT EVENT

The Company entered into a stock purchase agreement, effective August 1, 2012, with Bay Bridge Decision Technologies Inc. (“Bay Bridge”), a privately-held Maryland-based company. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Bay Bridge’s outstanding capital stock for an aggregate purchase price of $12.9 million, funded with cash-on-hand. The Company deposited $1.3 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired Bay Bridge to broaden its workforce optimization (WFO) portfolio of applications and to add advanced, long-term contact center capacity planning and strategic analytics capabilities that supplement Interaction Optimizer®’s workforce management functionality. The allocation of the purchase price was not completed as of the date of this Quarterly Report on Form 10-Q and the results of Bay Bridge’s operations were not included in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2012.  The acquisition will be accounted for using the acquisition method of accounting in accordance with FASB ASC 805.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The following will be discussed and analyzed:

•	Forward-Looking Information
•	Overview
•	Financial Highlights
•	Historical Results of Operations
•	Comparison of Three and Six Months Ended June 30, 2012 and 2011
•	Liquidity and Capital Resources
•	Critical Accounting Policies and Estimates

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

Our management monitors certain key measures to assess our financial results. In particular, we track trends in product orders, contracted professional services, and cloud-based orders from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue and operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends and our expectations for the remainder of 2012, see “Financial Highlights” and “Comparison of Three and Six Months ended June 30, 2012 and 2011” below.

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

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income (loss), as reported	$(1,108)	$3,827	$(919)	$6,922
Purchase accounting adjustments:
Increase to revenues:
Recurring	70	39	200	98
Services	-	17	-	48
Reduction of operating expenses:
Customer relationships	305	229	561	368
Technology	35	35	70	70
Non-compete agreements	45	45	90	90
Acquisition costs	29	131	151	332
Total	484	496	1,072	1,006
Non-cash stock-based compensation expense:
Costs of recurring revenues	130	103	253	208
Costs of services revenues	42	11	76	36
Sales and marketing	569	433	1,101	825
Research and development	473	395	870	803
General and administrative	500	333	993	721
Total	1,714	1,275	3,293	2,593
Non-cash income tax expense (benefit)	(510)	727	(1,012)	1,276
Non-GAAP net income	$580	$6,325	$2,434	$11,797

Operating income (loss), as reported	$(1,807)	$5,490	$(1,531)	$10,412
Purchase accounting adjustments	484	496	1,072	1,006
Non-cash stock-based compensation expense	1,714	1,275	3,293	2,593
Non-GAAP operating income	$391	$7,261	$2,834	$14,011

Diluted EPS, as reported	$(0.06)	$0.19	$(0.05)	$0.35
Purchase accounting adjustments	0.03	0.03	0.06	0.05
Non-cash stock-based compensation expense	0.09	0.06	0.16	0.13
Non-cash income tax expense (benefit)	(0.03)	0.04	(0.05)	0.06
Non-GAAP diluted EPS	$0.03	$0.32	$0.12	$0.59

Financial Highlights

The tables below show our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2011, 2010 and 2009 and the percentage change over the previous periods, and also a summary of orders received during the three and six months ended June 30, 2012 and 2011.

		Year-over-
		Year
Period	Revenues	Growth %
Three Months Ended:
June 30 2012	$54.8	5%
March 31, 2012	52.8	11
December 31, 2011	57.7	14
September 30, 2011	52.1	25
June 30, 2011	52.0	34

Year Ended December 31:
2011	$209.5	26%
2010	166.3	27
2009	131.4	8

Order Summary	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)
Change from prior year period (total dollar amount)	26%	44%	16%	49%
Change from prior year period (cloud-based dollar amount)	88%	86%	47%	171%
Number of new customers (total)	67	81	127	146
Number of new customers (cloud-based)	16	11	27	27

Total revenues increased $2.8 million, or 5%, and $7.8 million, or 8%, during the three and six months ended June 30, 2012, respectively, from the same periods in 2011. These increases were primarily driven by higher sales of our cloud-based offerings, particularly to new customers. These increases were partially offset by a higher percentage of cloud-based orders received, for which revenue recognition is deferred to future periods, compared to the prior year periods. Additionally, more than $7.0 million in product orders were received but not recognized as revenue in the second quarter and first six months of 2012 due to reasons discussed in the product revenues section below.

Deferred revenues increased to $78.8 million and the amount of unbilled future cloud-based revenues increased to $49.7 million as of June 30, 2012 compared to deferred revenues of $62.1 and unbilled future cloud-based revenues of $21.0 as of June 30, 2011.  Because cloud-based orders are deferred and recognized over time, while most premise-based orders are recognized upfront, the mix of orders received affects the amount of revenues recognized.

Total expenses during the three and six months ended June 30, 2012 increased 23% and 25%, respectively, compared to the previous year periods as a result of the continued planned investment in our operations, specifically sales and marketing and research and development.

The exchange rate for the euro declined during the three and six months ended June 30, 2012, resulting in between a $500,000 and $1 million reduction in revenues, which was partially offset by a corresponding decrease in expenses denominated in euro. The net effect on our operating loss was immaterial during the three and six months ended June 30, 2012.

For the full year of 2012, we expect an order growth rate of 20%, with cloud-based order growth of more than 50% and on-premise order growth of 5% to 10%. Additionally, we expect to see cloud-based orders increase to between 30% and 32% of total orders for 2012. Due to the deferral of revenues in the first two quarters and a higher percentage of cloud-based orders received in 2012 than originally expected, we now expect revenues for the year to be in the range of $233 million to $238 million. The mix of orders received during the remainder of 2012 could differ significantly from our expectations, which would impact our recognized revenues for 2012.

Acquisitions

On February 28, 2011, we entered into a stock purchase agreement with the shareholders of Agori Communications GmbH (“Agori”), and acquired 100% of Agori’s outstanding capital stock.  On July 1, 2011, we entered into a stock purchase agreement with CallTime Technology Sdn. Bhd., the ultimate parent company of CallTime Solutions Ltd. (“CallTime”), and acquired 100% of CallTime’s outstanding capital stock.  On January 5, 2012, we entered into an agreement with ATIO Corporation (Pty). Ltd. (“ATIO”), and acquired certain Interactive Intelligence-related contact center assets of ATIO. On April 1, 2012, we entered into a stock purchase agreement with Brightware B.V. (“Brightware”), and acquired 100% of Brightware’s capital stock. Additional details of each acquisition are as follows:

				Working
			Funding of	Capital
	Description of	Purchase	Purchase	Amount	Escrow	# of
Company	Company	Price	Price	Required	Amount	Employees
Agori	Reseller	$4.9 million	Cash on hand	$808,000	$493,000	16

CallTime	Reseller	$11.4 million	Cash on hand	$1.4 million	$2.1 million	21

ATIO	Reseller	$7.0 million	Cash on hand	$1.8 million	$704,000	40

Brightware	Reseller	$6.4 million	Cash on hand	$3.0 million	$461,800	14

Historical Results of Operations

The following table presents certain financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the full year and for any future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Product	36%	47%	36%	45%
Recurring	52	43	52	43
Services	12	10	12	12
Total revenues	100	100	100	100
Costs of revenues:
Product	11	12	11	13
Recurring revenue	14	11	14	11
Services	9	8	9	8
Total costs of revenues	34	31	34	32
Gross profit	66	69	66	68
Operating expenses:
Sales and marketing	35	29	34	30
Research and development	20	17	20	17
General and administrative	13	12	12	11
Amortization of intangible assets	1	1	1	-
Total operating expenses	69	59	67	58
Operating income (loss)	(3)	10	(1)	10
Other income:
Interest income, net	-	-	-	-
Other income (expense):	-	-	-	-
Total other income	-	-	-	-
Income (loss) before income taxes	(3)	11	(1)	11
Income tax expense (benefit)	(1)	4	-	4
Net income (loss)	(2)%	7%	(1)%	7%

Comparison of Three and Six Months Ended June 30, 2012 and 2011

Revenues

Primary Sources of Revenues

Our revenues include: (i) product revenues, which include licensing the right to use our software applications and selling hardware as a part of our solutions; (ii) recurring revenues, which include support fees from perpetual license agreements and fees from our cloud-based offerings; and (iii) services revenues, which include professional and educational services fees.  During the first quarter of 2012, we reclassified long-term subscription revenues from product revenues to recurring revenues. Historical amounts have been reclassified based on this new revenue presentation. Our revenues are generated by direct sales to customers and through our partner channels.

Product Revenues	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)
Product revenues	$19,662	$24,208	$39,097	$44,632
Change from prior year period	(19)%	32%	(12)%	31%
Percentage of total revenues	36%	47%	36%	45%

Product revenues decreased $4.5 million, or 19%, and $5.5 million, or 12%, during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Product revenues decreased for both periods as a result of more than $7.0 million in product orders that were received during the second quarter of 2012 but not recognized as revenue in the quarter due to the following: extended payment terms on a multi-million dollar order that is part of a major systems deployment; deferral of certain other orders until product components are delivered; and a high percentage of prepaid multi-year product maintenance that was bundled with certain product orders, which is recognized over the related support period. Certain amounts of these orders are expected to be recognized as revenue in the third and fourth quarters of 2012 and a portion of these orders will be recognized over the next three years.

Not all software and hardware product orders are recognized as revenues when the orders are received from the customer because of certain contractual terms or the collection history with particular customers or partners. Consequently, product revenues for any particular period not only reflect the orders received in the current period but also include certain orders received but deferred in previous periods and recognized in the current period. In addition, a portion of product orders are related to maintenance and support, and they are recognized over the maintenance and support period as recurring revenues.

Our geographic mix of revenues has been relatively consistent between the second quarters and first six months of 2012 and 2011. The following table sets forth the percentage of revenues derived from each of our geographic regions for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)
North and Latin America	69%	71%	74%	70%
Europe, Middle East, and Africa	23	18	19	21
Asia-Pacific	8	11	7	9

Recurring Revenues	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)
Recurring revenues	$28,398	$22,330	$56,037	$43,418
Change from prior year period	27%	37%	29%	35%
Percentage of total revenues	52%	43%	52%	44%

Recurring revenues include the maintenance and support from perpetual license agreements and revenues from our cloud-based solutions.

Breakdown of recurring revenues was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)
Renewal and support fees	$23,359	$19,134	$46,001	$37,347
Cloud-based	5,039	3,196	10,035	6,071
Total	$28,398	$22,330	$56,036	$43,418

Recurring revenues increased $6.1 million, or 27%, and $12.6 million, or 29%, during the three and six months ended June 30, 2012, respectively, from the same periods in 2011. Recurring revenues increased in both periods due to increases in our cloud-based orders, an increase in both the total dollar amount of new customer orders and the average dollar amount of new cloud-based customer orders, as well as an increase in maintenance and support fees due to the continued growth of our installed base of premise customers and recent acquisitions. During the three and six months ended June 30, 2012, the percent of cloud-based orders increased to 24% and 26%, respectively, compared to 16% and 21%, respectively, of total orders in the same periods in 2011. Cloud-based orders are recognized over the contract term, which is typically three to five years, and we invoice customers monthly for the services performed.

Our unrecognized cloud-based revenues were $49.7 and $21.0 million as of June 30, 2012 and 2011, respectively. These amounts represent the remaining minimum value of non-cancellable agreements that have not been invoiced and are not included in deferred revenues.

Renewal rates for license and support fees in the three and six months ended June 30, 2012 were consistent with the renewal rates in the three and six months ended June 30, 2011.

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

Services Revenues	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)
Services revenues	$6,721	$5,443	$12,415	$11,661
Change from prior year period	23%	30%	6%	56%
Percentage of total revenues	12%	10%	12%	12%

Services revenues increased $1.3 million, or 23%, and $754,000, or 6%, during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 due to increases in the number and scope of professional service engagements and the number of attendees of our educational services. Prior to 2012, professional services revenues related to cloud-based implementations were deferred and recognized over the length of a contract. Beginning in 2012, such revenues are recognized as work is performed.

Services revenues have and will continue to fluctuate based on the product implementation requirements of our customers and partners as well as the number of attendees at our educational classes. We believe services revenues will continue to grow as product and recurring revenues increase, order sizes increase and as we license more of our solutions directly to our customers.

Costs of Revenues	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)
Product	$6,000	$6,392	$11,651	$12,588
Recurring	7,838	5,813	15,079	11,095
Services	5,200	3,919	9,775	7,631
Total costs of revenues	$19,038	$16,124	$36,505	$31,314
Change from prior year period	18%	38%	17%	42%
Product cost as a % of product gross revenues	31%	26%	30%	28%
Recurring cost as a % of recurring gross revenues	28%	26%	27%	26%
Services cost as a % of services gross revenues	77%	72%	79%	65%

Costs of Product Revenues

Costs of product revenues consists of hardware costs (including media servers, Interaction Gateway® appliances and Interaction SIP StationsTM that we develop, as well as servers, telephone handsets and gateways that we purchase and resell), royalties for third-party software and other technologies included in our solutions, personnel costs and product distribution facility costs. These costs can fluctuate depending on which software applications are licensed (including third-party software) and the dollar amount of orders for hardware and appliances.

Costs of product revenues decreased $392,000, or 6%, and $937,000, or 7%, in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. These decreases were primarily a result of the more than $7.0 million in product orders that were received but not recognized during the second quarter of 2012, as discussed in the product revenues section above.

Costs of Recurring Revenues

Costs of recurring revenues consist primarily of compensation expenses for technical support personnel and costs associated with our cloud-based offerings.

Costs of recurring revenues increased $2.0 million, or 35%, and $4.1 million, or 36%, during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. These higher costs were primarily due to an increase in compensation and other expenses related to staff hired to support our expanding customer base and growing number of cloud-based implementations. In addition, these costs increased due to staff added through acquisitions and additional cloud-based offerings costs including data center and telecommunications costs.

Some costs related to our cloud-based offerings, such as equipment costs, are recognized over time, but others such as salary and travel-related expenses are recognized as incurred.  Some of these costs are fixed while others are variable based on usage and call volume. We expect costs of recurring revenues to increase as new customers are added. We expect operating margins for our cloud-based offerings to improve over time as our business scales.

Costs of Services Revenues

Costs of services revenues consist primarily of compensation expenses for professional services and educational personnel.

Costs of services revenues increased by $1.3 million, or 33%, and  $2.1 million, or 28%, during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. These higher costs were due to an increase in compensation, allocated rent and travel expenses, all resulting from additional staff hired and added through acquisitions. These increases were partially offset by an increase in the amount of professional services costs related to implementation services for cloud-based customers, which are deferred and recognized over the life of the contract.

Gross Profit	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)
Gross Profit	$35,708	$35,822	$70,974	$68,327
Change from prior year period	-%	32%	4%	32%
Percentage of total revenues	65%	69%	66%	69%

Gross profit as a percentage of total revenues in any particular period reflects the amount of product, recurring and services revenues recognized and the costs of product, recurring and services revenues incurred.

Gross profit decreased immaterially during three months ended June 30, 2012 and $2.7 million, or 4%, during the six months ended June 30, 2012 compared to the same periods in 2011, due to the impact of the factors discussed above.

Operating Expenses

Sales and Marketing	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)
Sales and marketing expenses	$19,256	$15,320	$36,677	$29,477
Change from prior year period	26%	33%	24%	35%
Percentage of total revenues	35%	29%	34%	30%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our direct sales, marketing, client success and channel management operations for premise and cloud-based deployments.

Sales and marketing expenses increased by $3.9 million, or 26%, and $7.2 million, or 24%, during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The rise in these expenses was primarily due to increases in compensation, travel and allocated rent expenses, all resulting from additional staff hired and added through acquisitions. Additionally, corporate marketing expenses were higher due to increased spending on our annual customer and user conference.

We expect sales and marketing expenses to increase in future periods as we continue expanding our sales organization and increasing our marketing and other promotional efforts. We believe these investments are critical to our future growth, as we continue to grow our market share and as we expand internationally.  In addition, if more customers choose our cloud-based deployment, marketing and sales expenses as a percentage of total revenues may increase because revenues for cloud-based deployments are recognized over time while certain sales and marketing expenses are recognized as incurred.

Research and Development	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)
Research and development expense	$10,966	$8,714	$21,345	$16,861
Change from prior year period	26%	25%	27%	26%
Percentage of total revenues	20%	17%	20%	17%

Research and development expenses are comprised primarily of compensation cost, allocated corporate costs and depreciation expenses.

Research and development expenses increased by $2.3 million, or 26%, and  $4.5 million, or 27%, during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The rise in these expenses was due to increased compensation and allocated corporate expenses, such as rent and depreciation, that resulted from additional staff hired.

We believe that continued investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions. As a result, we expect research and development expenses will continue to increase in future periods.

General and Administrative	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)
General and administrative expense	$6,943	$6,024	$13,832	$11,119
Change from prior year period	15%	50%	24%	42%
Percentage of total revenues	13%	12%	13%	11%

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense. We expect that general and administrative expenses will continue to increase as we acquire additional companies and expand our infrastructure consistent with our growth strategy.

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

General and administrative expenses increased $919,000, or 15%, primarily due to an increase in compensation and allocated corporate expenses, resulting from additional staff hired.  These expenses were partially offset by a decrease in professional services related to the Reorganization in 2011 as well as a reduction in other legal fees.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

General and administrative expenses increased $2.7 million, or 24%, primarily due to an increase in compensation and allocated corporate expenses, resulting from additional staff hired, and an increase in recruiting expenses resulting from the expansion of our staff.

Other Income (Expense)

Interest Income, net	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)
Cash, cash equivalents, and investments (average)	$86,820	$93,135	$88,488	$90,138
Interest income, net	167	92	348	135
Return on investments	0.77%	0.40%	0.79%	0.30%

Interest income, net, primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which were not material in any years reported, are also included.

Interest earned on investments increased during the three and six months ended June 30, 2012 compared to the same periods in 2011 as a result of increases in investments with maturities between one and three years. These increases were partially offset by lower cash and investment balances. In the first quarter of 2011, we began investing in longer term investments with maturities up to three years to increase our overall yield on investments. We continue to monitor the allocation of funds in which we have invested to maximize our return on investment within our established investment policy. We do not have any investments in subprime assets.

Other Income, Net	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)
Other income, net	$259	$348	$256	$225

Other income, net includes foreign currency transaction gains and losses. These gains and losses can fluctuate based on the amount of receivables we generated in certain international currencies, the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period.  Other income included $93,000 and $(81,000) of foreign currency gain (losses) for the three and six months ended June 30, 2012, respectively, compared to $256,000 and $90,000 of foreign currency gain for the same periods in 2011. The income was mainly due to the change in value in the euro and Australian dollar.  We enter into foreign currency hedge transactions to mitigate the impact of exchange rate fluctuations.

Income Tax Expense (Benefit)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)
Income tax expense (benefit)	$(440)	$2,011	$(356)	$3,715

Our effective tax rate benefit for the three and six months ended June 30, 2012 was 28.8% and 27.9%, respectively, including the settlement of certain prior period amounts (“discrete items”).  Excluding the discrete items in the second quarter of 2012, our effective tax rate for the three and six months ended June 30, 2012 would have been 36.7% and 37.3%.  Our estimated annual effective tax rate is 39.4%. If the federal research and development tax credit is extended until 2012, our annual effective tax rate is expected to be 32.0%. This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes.

We have historically used a cost plus basis for calculating taxes in most foreign tax jurisdictions in which we operate.  A cost plus tax basis limits the taxes paid in these foreign jurisdictions to a markup of the costs that we incur in these jurisdictions and is not tied to the actual revenues generated. During 2012, three of our foreign subsidiaries changed from the cost plus basis to a reseller basis because of structural changes in our business- two in the first quarter of 2012 and one in the second quarter of 2012.

Net income (loss) before taxes for our foreign subsidiaries, under both the cost plus and reseller models, for the six months ended June 30, 2012 and 2011 were $(2.1) million and $1.1 million respectively.  The recorded foreign tax benefit (expense) and the related effect on the income tax rates for the six months ended June 30, 2012 and 2011 was $662,000, and $(236,000),  respectively. The decrease in our foreign tax expense for the six months ended June 30, 2012 was due to switching three of our foreign subsidiaries to the reseller model. The impact of the foreign effective income tax rates could become material as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

Liquidity and Capital Resources

We generate cash from the collection of payments related to licensing our products as well as from selling hardware, renewals of support agreements, and the delivery of other services.  During the six months ended June 30, 2012, we also received $2.5 million in cash from the exercise of stock options and $320,000 from purchases of common stock under our 2000 Employee Stock Purchase Plan.  We use cash primarily to pay our employees (including salaries, commissions and benefits), lease office space, pay travel expenses, pay for  marketing activities, pay vendors for hardware, other services and supplies, purchase property and equipment, pay research and development costs and fund acquisitions.  We used cash of approximately $7.0 million and cash of approximately $4.2 million, net of the $2.1 million in cash received, for acquisitions in the first and second quarters of 2012, respectively. We continue to be debt free.

We determine liquidity by combining cash and cash equivalents and short-term and long-term investments as shown in the table below. Based on our recent performance and current expectations, we believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our working capital needs and current or expected obligations associated with our operations over the next 12 months and into the foreseeable future.  Our largest potential capital outlay in the future would be for potential acquisitions. If our liquidity is not sufficient to purchase a targeted company with our existing cash, we may need to raise additional capital, either through the capital markets or debt financings.

	June 30,	December 31,
	2012	2011
	($ in thousands)
Cash and cash equivalents	$23,940	$28,465
Short-term investments	40,828	40,589
Long-term investments	19,739	23,415
Total liquidity	$84,507	$92,469

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of investments is reported as a source of cash.

The majority of cash held in foreign accounts is the property of the Interactive Intelligence. We believe that these funds can be transferred into the U.S. with limited tax consequences. As of June 30, 2012, Interactive Intelligence held a total of $3.1 million in its various foreign bank accounts and our foreign subsidiaries held a total of $10.4 million in their various bank accounts. Our foreign subsidiaries had $6.7 million in undistributed earnings as of June 30, 2012. If we were to repatriate all of those earnings to Interactive Intelligence in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $800,000.

As of June 30, 2012 and December 31, 2011, we had accounts with euro balances of approximately $7.6 million and $7.9 million, respectively, British pound balances of $412,000 and $1.6 million, respectively, Australian dollar balances of $4.6 million and $2.3 million, respectively, South African rand balances of $863,000 and $7.2 million, respectively, and balances of nine other foreign currencies totaling $2.2 million and $1.2 million, respectively.

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended
	June 30,
	2012	2011
Beginning cash and cash equivalents	$28,465	$48,300
Cash provided by operating activities	7,577	10,425
Cash used in investing activities	(14,796)	(35,882)
Cash provided by financing activities	2,694	6,206
Ending cash and cash equivalents	$23,940	$29,049

Cash provided by operating activities decreased year-over-year due to routine fluctuations in our operating assets and liabilities. The cash used in investing activities during the first six months of 2012 was primarily due to the purchases of ATIO and Brightware during the first quarter and second quarters of 2012, respectively. Cash provided by financing activities during both periods was primarily due to proceeds from stock options exercised.

Contractual Obligations

As of June 30, 2012,  there have been no material changes to our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of June 30, 2012.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Canadian dollar, South African rand, Australian dollar and the euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. During 2010, we began hedging both our accounts receivable and cash that are held in euros. As of June 30, 2012, we had hedging arrangements in British pounds, Canadian dollars and the euro. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. For the three and six months ended June 30, 2012, our foreign currency transaction gain (loss) amounted to approximately $92,600 and ($81,000), respectively.

For the three and six months ended June 30, 2012, approximately 13%  and 11% of our revenues and 21%  and 20% of our expenses, respectively, were denominated in a foreign currency. As of June 30, 2012, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or losses, consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $15.4 million. A 10% change in foreign currency exchange rates if not hedged would have changed the carrying value of these net assets by approximately $1.5 million as of June 30, 2012, with a corresponding foreign currency gain (loss) recognized in our condensed consolidated statements of income.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of three years or less and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at June 30, 2012, the fair value of our portfolio would decrease by approximately $507,000.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

(a) Exhibits
Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of the Company, as currently in effect	S-4/A	Annex II to the	4/27/2011
		(Registration No.	Proxy Statement
		333-173435)	/ Prospectus

3.2	Amended By-Laws of the Company, as currently in effect	S-4/A	Annex III to the	4/27/2011
		(Registration No.	Proxy Statement
		333-173435)	/ Prospectus

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101

The following materials from Interactive Intelligence Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting language):  (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: August 9, 2012	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)