Form 10-Q
period 2012-09-30
Interactive Intelligence Group, Inc.
filed 2012-11-08
CIK 1517650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 19,329,716  shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.

Condensed Consolidated Balance Sheet

As of September 30, 2012 and December 31, 2011

(in thousands, except share amounts)

	September 30,	December 31,
	2012	2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$29,438	$28,465
Short-term investments	30,102	40,589
Accounts receivable, net of allowance for doubtful accounts of $1,904
at September 30, 2012 and $1,718 at December 31, 2011	55,442	56,331
Deferred tax assets, net	11,340	8,952
Prepaid expenses	14,658	11,474
Other current assets	5,667	4,966
Total current assets	146,647	150,777
Long-term investments	16,238	23,415
Property and equipment, net	25,336	18,304
Long-term deferred tax assets, net	132	-
Goodwill	35,777	22,696
Intangible assets, net	23,136	15,029
Other assets, net	3,044	2,581
Total assets	$250,310	$232,802

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$21,907	$16,545
Accrued compensation and related expenses	8,273	8,870
Deferred product revenues	4,836	3,870
Deferred services revenues	62,650	57,423
Total current liabilities	97,666	86,708
Long-term deferred revenues	15,711	14,141
Deferred tax liabilities, net	-	1,688
Other long-term liabilities	287	291
Total liabilities	113,664	102,828

Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares
issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 authorized;
19,304,572 issued and outstanding at September 30, 2012 and
18,961,497 issued and outstanding at December 31, 2011	193	190
Additional paid-in capital	128,097	119,644
Accumulated other comprehensive loss	(613)	(193)
Retained earnings	8,969	10,333
Total shareholders' equity	136,646	129,974
Total liabilities and shareholders' equity	$250,310	$232,802

See Accompanying Notes to Condensed Consolidated Financial Statements

 Interactive Intelligence Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2012 and 2011

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Product	$22,322	$21,616	$61,419	$66,248
Recurring revenue	29,186	24,759	85,223	68,177
Services	7,766	5,765	20,181	17,426
Total revenues	59,274	52,140	166,823	151,851
Costs of revenues:
Costs of product	5,935	6,689	17,587	19,277
Costs of recurring revenue	8,096	6,479	23,174	17,574
Costs of services	6,298	4,158	16,072	11,789
Amortization of intangible assets	35	35	105	105
Total costs of revenues	20,364	17,361	56,938	48,745
Gross profit	38,910	34,779	109,885	103,106
Operating expenses:
Sales and marketing	19,920	15,223	56,598	44,700
Research and development	11,950	9,243	33,296	26,104
General and administrative	7,579	5,326	21,410	16,445
Amortization of intangible assets	376	302	1,027	760
Total operating expenses	39,825	30,094	112,331	88,009
Operating income (loss)	(915)	4,685	(2,446)	15,097
Other income:
Interest income, net	216	165	565	300
Other income (expense)	26	172	(66)	262
Total other income	242	337	499	562
Income (loss) before income taxes	(673)	5,022	(1,947)	15,659
Income tax expense (benefit)	(228)	1,741	(583)	5,456
Net income (loss)	$(445)	$3,281	$(1,364)	$10,203
Other comprehensive income (loss):
Foreign currency translation adjustment	9	(176)	(774)	(176)
Net unrealized investment gain	172	105	354	62
Comprehensive income (loss)	$(264)	$3,210	$(1,784)	$10,089

Net income (loss) per share:
Basic	$(0.02)	$0.17	$(0.07)	$0.55
Diluted	(0.02)	0.16	(0.07)	0.51

Shares used to compute net income (loss) per share:
Basic	19,283	18,816	19,199	18,648
Diluted	19,283	19,946	19,199	19,890

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2012

(in thousands)

(unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balances, December 31, 2011	18,961	$190	$119,644	$(193)	$10,333	$129,974

Stock-based compensation expense	-	-	5,027	-	-	5,027
Exercise of stock options	305	3	2,986	-	-	2,989
Issuances of common stock	19	-	489	-	-	489
Issuance of restricted stock units	19	-	(253)	-	-	(253)
Tax benefits from stock-based payment arrangements	-	-	204	-	-	204
Net loss	-	-	-	-	(1,364)	(1,364)
Foreign currency translation adjustment	-	-	-	(774)	-	(774)
Net unrealized investment gain	-	-	-	354	-	354
Balances, September 30, 2012	19,304	$193	$128,097	$(613)	$8,969	$136,646

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities:
Net income (loss)	$(1,364)	$10,203
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, amortization and other non-cash items	6,718	4,388
Stock-based compensation expense	5,027	4,004
Tax benefits from stock-based payment arrangements	(204)	(1,658)
Deferred income tax	(4,784)	827
Amortization (accretion) of investment premium (discount)	641	(1,261)
Gain on disposal of fixed assets	25	-
Changes in operating assets and liabilities:
Accounts receivable	2,800	(2)
Prepaid expenses	(3,011)	(3,706)
Other current assets	(684)	623
Other assets	(463)	(288)
Accounts payable and accrued liabilities	6,348	(2,873)
Accrued compensation and related expenses	(967)	(2,597)
Deferred product revenues	423	2,445
Deferred services revenues	4,922	6,519
Net cash provided by operating activities	15,427	16,624
Investing activities:
Sales of available-for-sale investments	43,487	55,596
Purchases of available-for-sale investments	(26,111)	(83,083)
Purchases of property and equipment	(12,609)	(7,439)
Acquisitions, net of cash	(22,651)	(13,376)
Unrealized gain on investment	1	-
Net cash used in investing activities	(17,883)	(48,302)
Financing activities:
Proceeds from stock options exercised	2,989	5,962
Proceeds from issuance of common stock	489	387
Employee taxes withheld for restricted stock units	(253)	-
Tax benefits from stock-based payment arrangements	204	1,658
Net cash provided by financing activities	3,429	8,007
Net increase (decrease) in cash and cash equivalents	973	(23,671)
Cash and cash equivalents, beginning of period	28,465	48,300
Cash and cash equivalents, end of period	$29,438	$24,629

Cash paid during the year for:
Interest	$-	$2
Income taxes	5	2,539

Other non-cash item:
Purchase of property and equipment payable at end of period	$(615)	$(14)

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012 and 2011 (unaudited)

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

Reclassification and Adjustments

Effective January 1, 2012, the Company reclassified certain subscription revenues which were included in product revenues in prior periods as recurring revenues. In prior years, these revenues were not significant; however, as we have signed additional agreements with increasing revenues, we concluded that it is appropriate to report these revenues as recurring. For the three and nine months ended September 30, 2011, $573,700 and $1,203,400 respectively, have been reclassified as recurring revenues based on this new revenue presentation. The reclassification did not have any impact on the overall results previously reported.

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

In June 2011, the FASB issued FASB ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC Topic 220, Comprehensive Income. This updated guidance requires companies to report comprehensive income in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The updated guidance does not change what items are reported in other comprehensive income or the GAAP requirement to report reclassification of items from other comprehensive income to net income. The guidance became effective for public entities for fiscal years and interim periods beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012 and there was no material impact on its consolidated financial statements upon adoption.

In December 2011, the FASB issued FASB ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the presentation requirements for reclassification adjustments out of accumulated other comprehensive income. This update was issued to allow the FASB more time to decide whether companies should present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  None of the other requirements under FASB ASU 2011-05 were impacted by this update. The Company will continue to monitor the status of this updated guidance.

During the nine months ended September 30, 2012, there were no material changes to the Company’s significant accounting policies or critical accounting estimates.

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheet, measured at fair value as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at September 30, 2012 Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Money market funds	$1,665	$1,665	$-	$-
Cash	27,773	27,773	-	-
Total	$29,438	$29,438	$-	$-

Short-term investments:
Corporate notes	$28,150	$-	$28,150	$-
Certificates of deposit	950	-	950	-
International government bonds	1,002	-	1,002	-
Total	$30,102	$-	$30,102	$-

Long-term investments:
Corporate notes	$14,217	$-	$14,217	$-
Agency bonds	2,021	-	2,021	-
Total	$16,238	$-	$16,238	$-

	Fair Value Measurements at December 31, 2011 Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Money market funds	$3,027	$3,027	$-	$-
Cash	25,438	25,438	-	-
Total	$28,465	$28,465	$-	$-

Short-term investments:
Corporate notes	$29,084	$-	$29,084	$-
Agency bonds	5,409	-	5,409	-
Commercial paper	4,997	-	4,997	-
Certificates of deposit	1,099	-	1,099	-
Total	$40,589	$-	$40,589	$-

Long-term investments:
Corporate notes	$21,395	$-	$21,395	$-
Agency bonds	2,020	-	2,020	-
Total	$23,415	$-	$23,415	$-

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss), as reported (A)	$(445)	$3,281	$(1,364)	$10,203

Weighted average shares of common stock outstanding (B)	19,283	18,816	19,199	18,648
Dilutive effect of employee stock options	-	1,130	-	1,242
Common stock and common stock equivalents (C)	19,283	19,946	19,199	19,890

Net income (loss) per share:
Basic (A/B)	$(0.02)	$0.17	$(0.07)	$0.55
Diluted (A/C)	(0.02)	0.16	(0.07)	0.51

The Company’s calculation of diluted net income per share for the three and nine months ended September 30, 2011 excludes stock options to purchase approximately 360,000 and 924,000 shares of the Company’s common stock, respectively, as their effect would be anti-dilutive.

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

The third type of stock option granted by the Company is director options granted to non-employee directors annually. These options are similar to the non-performance-based options described above except that the director options vest one year after the grant date. The fair value of these option grants is determined on the date of the grant and the related compensation expense is recognized over one year. These director options are generally granted at the Company’s Annual Meeting of Shareholders during the second quarter of a fiscal year.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718,  Compensation – Stock Compensation for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation expense by category:
Costs of recurring revenues	$135	$119	$388	$328
Costs of services revenues	44	36	120	71
Sales and marketing	607	458	1,709	1,283
Research and development	505	392	1,375	1,196
General and administrative	443	406	1,435	1126
Total stock-based compensation expense	$1,734	$1,411	$5,027	$4,004

Stock Option and RSU Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model. There were no material changes in the way the assumptions were calculated as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Non-performance-based options can be granted to all employees and newly-elected non-employee directors throughout the year, while performance-based options are only granted to sales and marketing employees during the first quarter of each year and annual option grants to non-employee directors only occur during the second quarter of each year. The weighted-average estimated per option value of each category of options granted during the nine months ended September 30, 2012 and 2011 used the following assumptions:

	Nine Months Ended
	September 30,
Valuation assumptions for non-performance-based options:	2012	2011
Dividend yield	-%	-%
Expected volatility	59.04 - 64.70%	62.42 - 63.10%
Risk-free interest rate	0.53 - 0.71%	0.69 - 1.74%
Expected life of option (in years)	4.25	4.25

	Nine Months Ended
	September 30,
Valuation assumptions for performance-based options:	2012	2011
Dividend yield	-%	-%
Expected volatility	63.23%	65.55%
Risk-free interest rate	0.79%	1.97%
Expected life of option (in years)	4.75	4.75

	Nine Months Ended
	September 30,
Valuation assumptions for annual director options:	2012	2011
Dividend yield	-%	-%
Expected volatility	57.10%	64.38%
Risk-free interest rate	0.49%	0.93%
Expected life of option (in years)	3.50	3.50

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the nine months ended September 30, 2012:

		Weighted-
		Average
		Exercise
	Options	Price
Balances, beginning of year	2,665,654	$15.16
Options granted	416,000	24.86
Options exercised	(304,308)	9.81
Options cancelled, forfeited or expired	(5,500)	14.05
Options outstanding	2,771,846	17.20
Option price range	$2.79-37.76
Weighted-average fair value of options granted	$12.21
Options exercisable	1,680,318	13.46

The following table sets forth information regarding the Company’s stock options outstanding and exercisable at September 30, 2012:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of Exercise				Contractual	Exercise		Exercise
Prices			Number	Life	Price	Number	Price
$2.79	-	$5.61	293,731	1.45	$4.57	293,731	$4.57
$5.72	-	$6.03	188,405	1.70	5.83	188,405	5.83
$6.66	-	$6.66	320,359	2.39	6.66	210,484	6.66
$6.70	-	$14.86	298,056	1.52	13.26	286,151	13.43
$15.10	-	$19.19	277,404	2.12	17.76	230,531	17.86
$19.34	-	$19.66	452,079	3.39	19.65	198,904	19.64
$19.77	-	$22.92	176,312	0.81	20.67	161,312	20.53
$24.50	-	$24.50	325,000	5.46	24.50	-	-
$25.00	-	$37.76	440,500	4.70	31.19	110,500	32.42
Total shares/average price			2,771,846	2.91	17.20	1,680,318	13.46

The total intrinsic value of options exercised during the nine months ended September 30, 2012 was $5.3 million. The aggregate intrinsic value of options outstanding as of September 30, 2012 was $36.5 million and the aggregate intrinsic value of options currently exercisable as of September 30, 2012 was $28.2 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $30.05 as of September 28, 2012, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2012 represented 1.7 million shares with a weighted average exercise price of $13.46.

As of September 30, 2012, there was $15.2 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 2.10 years.

The following table sets forth a summary of RSU activity for the nine months ended September 30, 2012:

		Weighted-
		Average Grant
	Awards	Date Price
Balances, beginning of year	116,340	$32.48
RSUs granted	152,700	28.34
RSUs vested	(28,869)	32.48
RSUs forfeited	(7,582)	32.32
RSUs outstanding	232,589

As of September 30, 2012, there were 737,483 shares of stock available for issuance for equity compensation awards under the 2006 Plan.

6.    CONCENTRATION OF CREDIT RISK

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of September 30, 2012 or December 31, 2011 or for more than 10% of the Company’s revenues for the three and nine months ended September 30, 2012 or 2011. No country accounted for more than 10% of the Company’s revenues except for the United States, which accounted for 66% and 65% of the Company’s revenues in the three and nine months ended September 30, 2012, and 64% and 62% of the Company’s revenues in the three and nine months ended September 30, 2011, respectively.

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

Guarantees

The Company provides indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products. The Company’s direct software license agreements include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if the Company’s software products infringe upon a third party's intellectual property rights, over the life of the agreement. There is no maximum potential amount of future payments set under the guarantee. However, the Company may at any time and at its option and expense:  (i) procure the right of the customer to continue to use the Company’s software that may infringe a third party’s rights; (ii) modify its software so as to avoid infringement; or (iii) require the customer to return its software and refund the customer the fee actually paid by the customer for its software less depreciation based on a five-year straight-line depreciation schedule. The customer’s failure to provide timely notice or reasonable assistance will relieve the Company of its obligations under this indemnification to the extent that it has been actually and materially prejudiced by such failure. To date, the Company has not incurred, nor does it expect to incur, any material related costs and, therefore, has not reserved for such liabilities, in accordance with FASB ASC Topic 460, Guarantees.

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

The Company’s tax provision for interim periods is generally determined using an estimate of its annual effective tax rate, adjusted for prior period amounts (“discrete items”) arising in that quarter.  For the period ended September 30, 2012, the Company has calculated its effective tax rate based on year-to-date results as opposed to estimating its annual effective tax rate. Therefore, the Company has followed the guidance under ASC 740-270-30-18 and FASB Interpretation No. 18 to calculate the effective tax rate for the three and nine months ended September 30, 2012 based on year-to-date results.

The Company’s effective tax rates for the three and nine months ended September 30, 2012 were 33.9% and 29.9%, respectively, compared to 34.4% and 34.8%, respectively, for the same periods in 2011. The decrease was a result of larger rate fluctuations related to permanent differences and discrete items, and was partially offset by the federal research and development tax credits which were enacted in 2011 but have yet to be extended for 2012. Without the effect of the discrete items, the Company’s effective tax rate for the three and nine months ended September 30, 2012 would have been negative 47.7% and 8.1%, respectively.

The Company’s effective tax rates for the three and nine months ended September 30, 2012 were lower than the federal statutory tax rate of 35.0% primarily due to the allocation of book income between the US and foreign entities, and the impact of permanent tax differences on lower pre-tax book income, and discrete items recorded during the nine months ended September 30, 2012.

9.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss), net of related tax effects, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Foreign currency translation adjustment,
net of tax benefit (expense) of $3 and $(61), for the three and nine months ended September 30, 2012, respectively, and $(236) and $(61) for the same periods in 2011, respectively	$6	$(115)	$(538)	$(115)
Net unrealized investment gain,
net of tax benefit of $58 and $36, for the three and nine months ended September 30, 2012, respectively, and $108 and $22 for the same periods in 2011, respectively	114	69	246	40
Other comprehensive income (loss), net of tax	$120	$(47)	$(292)	$(74)

10.	ACQUISITIONS

Bay Bridge Acquisition

            The Company entered into a stock purchase agreement, effective August 1, 2012, with Bay Bridge Decision Technologies, Inc. (“Bay Bridge”), a privately-held Maryland corporation. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Bay Bridge’s outstanding capital stock for an aggregate purchase price of $12.9 million, funded with cash-on-hand. The Company deposited $1.3 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired Bay Bridge to broaden its workforce optimization portfolio of applications and to add advanced, long-term contact center capacity planning and strategic analytics capabilities that supplement the Company’s Interaction Optimizer® workforce management functionality. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“FASB ASC 805”). The results of Bay Bridge’s operations from the acquisition date were included in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2012.

The preliminary purchase price allocations for the Company’s acquisition of Bay Bridge are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

August 1,
2012
Cash and cash equivalents	$1,525
Accounts receivable	300
Property and equipment, net	147
Prepaid expenses	105
Deferred tax asset	443
Other assets	17
Intangible assets, net	5,650
Goodwill	5,618
Total assets acquired	13,805
Accounts payable and accrued liabilities	(142)
Accrued compensation and related expenses	(184)
Deferred tax liability	(37)
Deferred revenue	(588)
Net assets acquired	$12,854

The fair value of financial assets acquired includes accounts receivable with a fair and a contractual value of $300,000. The receivables consist of amounts due from customers for products sold and/or services rendered.

Professional fees recognized as of September 30, 2012 totaled approximately $30,500, all of which was recognized during the third quarter of 2012, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to Bay Bridge’s existing client base. Included within goodwill is the assembled workforce, comprised of 22 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

Customer relationships, technology and trademarks are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships, technology and trademarks acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of September 30, 2012
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$4,630,000	$55,119	$4,574,881	14
Technology	909,000	9,469	899,531	16
Trademark	111,000	3,700	107,300	5
Total	$5,650,000	$68,288	$5,581,712

Brightware Acquisition

The Company entered into a stock purchase agreement, dated as of April 1, 2012, with Brightware B.V. (“Brightware”), a reseller offering sales, deployment and integration services focused on the contact center market. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Brightware’s outstanding capital stock for an aggregate purchase price of $6.4 million, funded with cash-on-hand. The Company deposited $461,800 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired Brightware as a continued part of its strategy for growing existing operations in key international markets. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of Brightware’s operations resulting from the acquisition date were included in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2012.

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

Professional fees recognized as of September 30, 2012 totaled approximately $156,000, with approximately $61,000 recognized during the third quarter of 2012, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations.

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

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of September 30, 2012
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$1,457	$39	$1,418	10

ATIO Acquisition

On January 5, 2012, the Company closed its acquisition of certain assets of ATIO Corporation (Pty) Ltd. (“ATIO”), a reseller of its multichannel contact center solutions based in South Africa.  Pursuant to the terms of the asset purchase agreement, the Company purchased certain contact center assets of ATIO for approximately $7 million, funded with cash-on-hand.  The Company deposited $704,000 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired the assets of ATIO as a continued part of its growth strategy to accelerate business in key international markets.   The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of ATIO’s operations related to the acquired assets from the acquisition date were included in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2012.

The purchase price allocations for the ATIO transaction are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

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

Professional fees recognized as of September 30, 2012 totaled approximately $33,600, with approximately $600 recognized during the third quarter of 2012, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to ATIO’s existing client base. Included within goodwill is the assembled workforce, comprised of 40 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

During the second quarter of 2012, the Company recorded a $920,000 adjustment to true up the intangible assets acquired as a result of the Company’s ongoing valuation analysis of the ATIO assets. The valuation of ATIO was completed during the third quarter of 2012.

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of September 30, 2012
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$2,233	$94	$2,139	18

CallTime Acquisition

The Company entered into a stock purchase agreement, dated as of July 1, 2011, with CallTime Technology Sdn. Bnd., the ultimate parent company of CallTime Solutions Ltd. (“CallTime”). CallTime is based in Australia and New Zealand, and is an exclusive reseller of the Company’s solutions. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of CallTime’s outstanding capital stock for an aggregate purchase price of $11.4 million, funded with cash-on-hand. The Company deposited $2.1 million of the purchase price into an escrow account to ensure funds would be available to pay any indemnification claims. This escrow amount was released in four equal installments, with the first installment released on October 1, 2011 and the last installment released on July 1, 2012. The Company acquired CallTime as part of its growth strategy of accelerating business in key international markets. CallTime was the Company’s largest revenue-producing reseller in Australia and New Zealand from 2008 through 2010. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of CallTime’s operations were included in the Company’s consolidated financial statements commencing on the July 2011 acquisition date.

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

Professional fees recognized as of September 30, 2012 totaled approximately $186,000  and included transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations.

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

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of September 30, 2012
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$2,410	$251	$2,159	12

Agori Acquisition

The Company entered into a stock purchase agreement, dated as of February 28, 2011, with Agori Communications, GmbH (“Agori”), a Frankfurt, Germany-based reseller of the Company’s solutions. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Agori’s outstanding capital stock for an aggregate purchase price of $4.9 million, including $808,000 related to the working capital of Agori, funded with cash-on-hand. The Company deposited $493,000 of the purchase price into an escrow account to ensure funds would be available to pay any indemnification claims. These funds were distributed to the former shareholders in February 2012. The Company acquired Agori as part of its growth strategy of accelerating business in key international markets, including Germany, the fourth largest economy in the world. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, and the results of Agori’s operations were included in the Company’s condensed consolidated financial statements commencing on the February 2011 acquisition date.

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

Professional fees recognized as of September 30, 2012 totaled approximately $391,000  and included transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations.

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

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful live at the date of acquisition (dollars in thousands):

	As of September 30, 2012
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$2,670	$394	$2,276	10

In accordance with the stock purchase agreement with Agori, the Company agreed to make contingent earn-out payments based upon pre-defined terms. The Company estimates the earn-out payments will total approximately $370,000 and will be paid over the next two and a half years. A corresponding liability has been recorded for this amount. Payments totaling approximately $152,000  were paid in 2012 related to this earn-out.  In connection with FASB ASC 805, the fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value as an increase or decrease in current earnings in each reporting period.

Pro Forma Results

            We have not furnished pro forma financial information related to our Bay Bridge, Brightware, ATIO, CallTime or Agori acquisitions because such information is not material individually or in the aggregate to the overall financial results of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The following will be discussed and analyzed:

•	Forward-Looking Information
•	Overview
•	Financial Highlights
•	Historical Results of Operations
•	Comparison of Three and Nine Months Ended September 30, 2012 and 2011
•	Liquidity and Capital Resources
•	Critical Accounting Policies and Estimates

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

In 2011, we completed our organizational transformation into a new holding company structure pursuant to a corporate reorganization whereby Interactive Intelligence Group, Inc. became the successor reporting company to Interactive Intelligence, Inc. (the "Reorganization").  This new structure is intended to provide us with enhanced strategic, operational and financial flexibility, improve our ability to determine financial results and profitability of different lines of business, and better manage tax expenses and exposure to liabilities. Additionally, we believe this structure positions us to effectively pursue growth across international markets.

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

Our management monitors certain key measures to assess our financial results. In particular, we track trends in product and cloud-based orders and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends and expectations for the remainder of 2012, see “Financial Highlights” and “Comparison of Three and Nine Months ended September 30, 2012 and 2011” below.

In addition to the above, our management monitors diluted earnings per share (“EPS”), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America (“GAAP”) and on a non-GAAP basis. Management uses non-GAAP EPS, non-GAAP net income and non-GAAP operating income to analyze our business. These non-GAAP measures include revenue not recognized on a GAAP basis due to purchase accounting adjustments and exclude non-cash stock-based compensation expense for stock options, the amortization of certain intangible assets related to acquisitions by us, and non-cash income tax expense. These measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. Stock-based compensation expense and amortization of intangibles related to acquisitions are non-cash and certain amounts of income tax expense are non-cash. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense, amortization of intangibles related to acquisitions and non-cash income tax expense amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also reviews financial statements that exclude stock-based compensation expense related to stock options, amortization of intangibles related to acquisitions and non-cash income tax amounts for our internal budgets.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss), as reported	$(445)	$3,281	$(1,364)	$10,203
Purchase accounting adjustments:
Increase to revenues:
Recurring	144	64	344	162
Services	-	-	-	48
Reduction of operating expenses:
Customer relationships	331	257	892	625
Technology	35	35	105	105
Non-compete agreements	45	45	135	135
Acquisition costs	92	75	243	407
Total	647	476	1,719	1,482
Non-cash stock-based compensation expense:
Costs of recurring revenues	135	119	388	328
Costs of services revenues	44	36	120	71
Sales and marketing	607	458	1,709	1,283
Research and development	505	392	1,375	1,196
General and administrative	443	406	1,435	1,126
Total	1,734	1,411	5,027	4,004
Non-cash income tax expense (benefit)	(28)	636	(1,039)	1,912
Non-GAAP net income	$1,908	$5,804	$4,343	$17,601

Operating income (loss), as reported	$(915)	$4,685	$(2,446)	$15,097
Purchase accounting adjustments	647	476	1,719	1,482
Non-cash stock-based compensation expense	1,734	1,411	5,027	4,004
Non-GAAP operating income	$1,466	$6,572	$4,300	$20,583

Diluted EPS, as reported	$(0.02)	$0.16	$(0.07)	$0.51
Purchase accounting adjustments	0.03	0.02	0.09	0.07
Non-cash stock-based compensation expense	0.09	0.07	0.26	0.20
Non-cash income tax expense (benefit)	(0.00)	0.04	(0.05)	0.10
Non-GAAP diluted EPS	$0.10	$0.29	$0.23	$0.88

Financial Highlights

The tables below show our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2011, 2010 and 2009 and the percentage change over the previous periods, and also a summary of orders received during the three and nine months ended September 30, 2012 and 2011.

		Year-over-Year
Period	Revenues	Growth %
Three Months Ended:
September 30, 2012	$59.3	14%
June 30, 2012	54.8	5
March 31, 2012	52.8	11
December 31, 2011	57.7	14
September 30, 2011	52.1	25

Year Ended December 31:
2011	$209.5	26%
2010	166.3	27
2009	131.4	8

Order Summary	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	($ in thousands)
Change from prior year period (total dollar amount)	18%	44%	17%	49%
Change from prior year period (cloud-based dollar amount)	53%	105%	50%	137%
Number of new customers (total)	65	55	192	201
Number of new customers (cloud-based)	19	4	46	31

Total revenues increased $7.1 million, or 14%, and $15.0 million, or 10%, during the three and nine months ended September 30, 2012, respectively, from the same periods in 2011. The increase in revenues was primarily due to increased recurring revenues, which include revenues related to our cloud-based solutions. Additionally, during the second quarter of 2012, we received more than $7.0 million in product orders for which revenue recognition was deferred to future periods in accordance with FASB ASC 985-605, Software: Revenue Recognition. Certain amounts of these orders were recognized during the third quarter of 2012 when the recognition criteria were met.  The remainder is expected to be recognized in the first quarter of 2013.

Deferred revenues increased to $83.2 million and the amount of unbilled future cloud-based revenues increased to $60.4 million as of September 30, 2012 compared to deferred revenues of $65.7 and unbilled future cloud-based revenues of $29.5 million as of September 30, 2011. Because cloud-based orders are recognized ratably over the life of the contract, while most on-premise orders are recognized upfront, the mix of orders received has impacted and will continue to impact the timing of revenue recognition.

Total expenses during the three and nine months ended September 30, 2012 increased 27% and 24%, respectively, compared with the previous year periods as a result of the continued planned investment in our operations, specifically sales and marketing and research and development staffing.

For the full year of 2012 we expect order growth of approximately 20%, with cloud-based orders growing approximately 50% and on-premise orders growing approximately 5%. We expect revenues for the year to be in the range of $233 million to $238 million. The mix of orders received during the remainder of 2012 could differ significantly from our expectations, which would impact our recognized revenues for 2012.

Acquisitions

On February 28, 2011, we entered into a stock purchase agreement with the shareholders of Agori Communications GmbH (“Agori”), and acquired 100% of Agori’s outstanding capital stock.  On July 1, 2011, we entered into a stock purchase agreement with CallTime Technology Sdn. Bhd., the ultimate parent company of CallTime Solutions Ltd. (“CallTime”), and acquired 100% of CallTime’s outstanding capital stock. On January 5, 2012, we entered into an agreement with ATIO Corporation (Pty). Ltd. (“ATIO”), and acquired certain Interactive Intelligence-related contact center assets of ATIO. On April 1, 2012, we entered into a stock purchase agreement with Brightware B.V. (“Brightware”), and acquired 100% of Brightware’s capital stock. On August 1, 2012, we entered into a stock purchase agreement with Bay Bridge Decision Technologies, Inc. (“Bay Bridge”), and acquired 100% of Bay Bridge’s capital stock. Additional details for each acquisition are as follows:

				Working
			Funding of	Capital
	Description of	Purchase	Purchase	Amount	Escrow	# of
Company	Company	Price	Price	Acquired	Amount	Employees
Agori	Reseller	$4.9 million	Cash on hand	$808,000	$493,000	16

CallTime	Reseller	$11.4 million	Cash on hand	$1.4 million	$2.1 million	21

ATIO	Reseller	$7.0 million	Cash on hand	$1.8 million	$704,000	40

Brightware	Reseller	$6.4 million	Cash on hand	$3.0 million	$461,800	14

Bay Bridge	Provider of Workforce Optimization Software and Services	$12.9 million	Cash on hand	$2.6 million	$1.3 million	22

Historical Results of Operations

The following table presents certain financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the full year and for any future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Product	38%	43%	37%	44%
Recurring	49	46	51	44
Services	13	11	12	12
Total revenues	100	100	100	100
Costs of revenues:
Product	10	13	11	13
Recurring	14	12	14	11
Services	10	8	9	8
Total costs of revenues	34	33	34	32
Gross profit	66	67	66	68
Operating expenses:
Sales and marketing	34	29	34	29
Research and development	20	18	20	17
General and administrative	13	10	12	11
Amortization of intangible assets	1	1	1	1
Total operating expenses	68	58	67	58
Operating income (loss)	(2)	9	(1)	10
Interest income, net	1	-	-	-
Income (loss) before income taxes	(1)	9	(1)	10
Income tax expense	-	3	-	3
Net income (loss)	(1)%	6%	(1)%	7%

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

Revenues

Primary Sources of Revenues

Our revenues include: (i) product revenues, which include perpetual licenses to use our on-premise software applications and hardware used as a part of our solutions; (ii) recurring revenues, which include support fees from perpetual license agreements and fees from our cloud-based offerings; and (iii) services revenues, which include professional and educational services fees. During the first quarter of 2012, we reclassified subscription revenues from product revenues to recurring revenues. Historical amounts have been reclassified based on this new revenue presentation. Our revenues are generated by direct sales to customers and through our partner channels.

Product Revenues	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	($ in thousands)
Product revenues	$22,322	$21,616	$61,419	$66,248
Change from prior year period	3%	5%	(7)%	21%
Percentage of total revenues	38%	41%	37%	44%

Product revenues increased $707,000, or 3%, during the three months ended September 30, 2012 compared to the same quarter in 2011, primarily due to the recognition of orders received but deferred during the second quarter of 2012 and an increase in product orders of 2% when compared to the same quarter in 2011.

Product revenues decreased $4.8 million, or 7%, during the nine months ended September 30, 2012, compared to the same period in 2011,  primarily due to the deferral of product revenues resulting from a disproportional amount of orders containing prepaid maintenance provisions and increases in orders not recognized. This decrease was partially offset by a 6% growth in product orders.

Not all software and hardware product orders are recognized as revenue when the orders are received from the customer because of certain contractual terms or the collection history with particular customers or partners. Consequently, product revenues for any particular period not only reflect the orders received in the current period but also include certain orders received but deferred in previous periods and recognized in the current period. In addition, a portion of product orders are related to support, and thus are recognized over the support period as recurring revenues.

Recurring Revenues	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in thousands)
Recurring revenues	$29,186	$24,759	$85,223	$68,177
Change from prior year period	18%	49%	25%	40%
Percentage of total revenues	49%	47%	51%	45%

Recurring revenues include the support from on-premise license agreements and revenues from our cloud-based solutions.

The breakdown of recurring revenues was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	($ in thousands)
Renewal and support fees	$23,838	$21,088	$69,840	$58,435
Cloud-based	5,348	3,671	15,383	9,742
Total	$29,186	$24,759	$85,223	$68,177

Recurring revenues increased $4.4 million, or 18%, and $17.0 million, or 25%, during the three and nine months ended September 30, 2012, respectively, from the same periods in 2011. These increases were due to higher orders for our cloud-based solutions, increases in support fees due to the continued growth of our installed base of on-premise customers, and recent acquisitions. During the three and nine months ended September 30, 2012, the percent of cloud-based orders increased to 41% and 31%, respectively, compared to 31% and 25%, respectively, of total orders in the same periods in 2011. We received six cloud-based orders over $1 million in the third quarter of 2012 compared to one in the same quarter in 2011, and twelve cloud-based orders over $1 million during the nine months ended September 30, 2012, compared to two during the same period in 2011. Cloud-based orders are recognized over the contract term, which is typically three to five years, and we invoice customers monthly for the services performed.

Our unrecognized contracted cloud-based fees were $60.4 million and $29.5 million as of September 30, 2012 and 2011, respectively. These unrecognized cloud-based fees are not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not been invoiced to the customer.

Renewal rates for license and support fees in the three and nine months ended September 30, 2012 were consistent with the renewal rates in the three and nine months ended September 30, 2011.

We believe recurring revenues will continue to grow with further expansion of our installed base of customers and the growing demand for our cloud-based solutions, particularly as we continue to expand our cloud-based offerings worldwide through data centers in Australia, Brazil, Germany, Japan, the United Kingdom and the United States.

Services Revenues	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	($ in thousands)
Services revenues	$7,766	$5,765	$20,181	$17,426
Change from prior year period	35%	26%	16%	45%
Percentage of total revenues	13%	11%	12%	11%

Services revenues increased $2.0 million, or 35%, and $2.8 million, or 16%, during the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011, due to increases in the number and scope of professional service engagements and the number of attendees at our educational classes. Prior to 2012, professional services revenues related to cloud-based implementations were deferred and recognized over the length of a contract; beginning in 2012, such revenues were recognized as work was performed, which also contributed to the year-over-year increase in recognized services revenues.

Services revenues have and will continue to fluctuate based on the product implementation requirements of our customers and partners as well as the number of attendees at our educational classes. We believe services revenues will continue to grow as product and recurring revenues increase, order sizes increase and as we license more of our solutions directly to our customers.

Geographic Mix

The following table sets forth the percentage of revenues derived from each of our geographic regions for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	($ in thousands)
North and Latin America	82%	77%	77%	73%
Europe, Middle East, and Africa	12	15	16	19
Asia-Pacific	6	8	7	8

Costs of Revenues	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	($ in thousands)
Product	$5,935	$6,689	$17,587	$19,277
Recurring	8,096	6,479	23,174	17,574
Services	6,298	4,158	16,072	11,789
Total costs of revenues	$20,329	$17,326	$56,833	$48,640
Change from prior year period	17%	34%	17%	39%
Product cost as a % of product gross revenues	27%	31%	29%	29%
Recurring cost as a % of recurring gross revenues	28%	26%	27%	26%
Services cost as a % of services gross revenues	81%	72%	80%	68%

Costs of Product Revenues

Costs of product revenues consist of hardware costs (including media servers, Interaction Gateway® appliances and Interaction SIP StationsTM that we develop, as well as servers, telephone handsets and gateways that we purchase and resell), royalties for third-party software and other technologies included in our solutions, personnel costs and product distribution facility costs. These costs can fluctuate depending on which software applications are licensed (including third-party software) and the dollar amount of orders for hardware and appliances.

Costs of product revenues decreased $753,000, or 11%, and $1.7 million, or 9%, in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. These decreases  were primarily due to declines in the amount of hardware included in on-premise orders received as well as the shift in total orders from on-premise to cloud-based solutions, which typically include fewer hardware components.

Costs of Recurring Revenues

Costs of recurring revenues consist primarily of compensation expenses for technical support personnel and costs associated with our cloud-based offerings.

Costs of recurring revenues increased $1.6 million, or 25%, and $5.6 million, or 32%, during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. These higher costs were primarily due to increases in compensation expenses related to staff hired to support our expanding customer base and growing number of cloud-based solutions,  staff added through acquisitions, and increased data center and telecommunications expenses.

Some costs related to our cloud-based offerings, such as equipment expenses, are recognized over time, but others such as salary and travel-related expenses are recognized as incurred.  Some of these costs are fixed while others are variable based on usage and call volume. We expect costs of recurring revenues to increase as new customers are added. We expect operating margins for our cloud-based offerings to improve over time as our business scales.

Costs of Services Revenues

Costs of services revenues consist primarily of compensation expenses for professional services and educational personnel.

Costs of services revenues increased by $2.1 million, or 51%, and  $4.3 million, or 36%, during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. These higher costs were primarily due to an increase in compensation, travel, and other related expenses resulting from the addition of staff hired or added through acquisitions.

Gross Profit	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	($ in thousands)
Gross Profit	$38,910	$34,779	$109,885	$103,106
Change from prior year period	12%	21%	7%	28%
Percentage of total revenues	66%	67%	66%	68%

Gross profit as a percentage of total revenues in any particular period reflects the amount of product, recurring and services revenues recognized and the costs of product, recurring and services revenues incurred.

Operating Expenses

Sales and Marketing	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	($ in thousands)
Sales and marketing expenses	$19,920	$15,223	$56,598	$44,700
Change from prior year period	31%	26%	27%	32%
Percentage of total revenues	34%	29%	34%	29%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our direct sales, marketing, client success and channel management operations for our on-premise and cloud-based deployments.

Sales and marketing expenses increased by $4.7 million, or 31%, and $11.9 million, or 27%, during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. These increases were primarily due to increases in compensation and other related expenses resulting from additional staff hired or added through acquisitions, as well as increased spending on marketing programs.

We expect sales and marketing expenses to increase in future periods as we continue expanding our sales organization and increasing our marketing and other promotional efforts. We believe these investments are critical to our future growth as we continue to increase our market share and expand internationally.  In addition, if more customers continue to choose our cloud-based deployment, marketing and sales expenses as a percentage of total revenues may increase because revenues for cloud-based deployments are recognized over time while most related sales and marketing expenses are recognized as incurred.

Research and Development	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	($ in thousands)
Research and development expense	$11,950	$9,243	$33,296	$26,104
Change from prior year period	29%	28%	28%	27%
Percentage of total revenues	20%	18%	20%	17%

Research and development expenses are comprised primarily of compensation expense, allocated corporate costs and depreciation expenses.

Research and development expenses increased by $2.7 million, or 29%, and  $7.2 million, or 28%, during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. These increases were primarily due to increased compensation and other related expenses that resulted from additional staff hired, as well as increases in outsourced services.

We believe that continued investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions. As a result, we expect research and development expenses will continue to increase in future periods.

General and Administrative	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	($ in thousands)
General and administrative expense	$7,579	$5,326	$21,410	$16,445
Change from prior year period	42%	35%	30%	40%
Percentage of total revenues	13%	10%	13%	11%

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal, other professional fees and bad debt expense. We expect that general and administrative expenses will continue to increase as we acquire additional companies and expand our infrastructure consistent with our growth strategy.

General and administrative expenses increased $2.3 million, or 42%, and $5.0 million, or 30% during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. These increases were primarily due to an increase in compensation and other related expenses,  primarily resulting from the expansion of our staff.

Other Income:

Interest Income, net	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	($ in thousands)
Cash, cash equivalents, and investments (average)	$80,143	$92,708	$84,124	$88,452
Interest income, net	216	165	565	300
Return on investments	1.08%	0.71%	0.90%	0.45%

Interest income, net, primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which were not material in any years reported, are also included.

Interest earned on investments increased during the three and nine months ended September 30, 2012 compared to the same periods in 2011 as a result of increases in investments with maturities between one and three years. These increases were partially offset by lower cash and investment balances. In the first quarter of 2011, we began investing in longer term investments with maturities up to three years to increase our overall yield on investments. We continue to monitor the allocation of funds in which we have invested to maximize our return on investment within our established investment policy. We do not have any investments in subprime assets.

Other Income (Expense)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	($ in thousands)
Other income (expense)	$26	$172	$(66)	$262

Other income (expense) primarily includes foreign currency transaction gains and losses. These foreign currency gains and losses fluctuate based on the amount of receivables we generate in certain international currencies, the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period.  Other income (expense) for the three and nine months ended September 30, 2012 included $73,000 and $154,000, respectively, of foreign currency losses as well as income of $100,000 that related to a usage credit recorded from our credit card provider. Foreign currency gain was $172,000 and $262,000 for the same periods in 2011. The change in foreign currency was mainly due to the change in value of the Euro and Australian dollar.  We enter into foreign currency hedge transactions to mitigate the impact of exchange rate fluctuations.

Income Tax Expense (Benefit)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	($ in thousands)
Income tax expense (benefit)	$(228)	$1,741	$(583)	$5,456

Our effective tax rate benefit for the three and nine months ended September 30, 2012 was 33.9% and 29.9%, respectively, including tax adjustments from prior periods (“discrete items”).  Excluding the discrete items in the third quarter of 2012, our effective tax rate for the three and nine months ended September 30, 2012 would have been negative 47.7% and 8.1%.  Our estimated year-to-date effective tax rate is 29.9%. If the federal research and development tax credit is extended for 2012, we estimate our year-to-date effective tax rate to be 19.0%. This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we operate, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes.

We have historically used a cost plus basis for calculating taxes in most foreign tax jurisdictions in which we operate.  A cost plus tax basis limits the taxes paid in these foreign jurisdictions to a markup of the costs that we incur in these jurisdictions and is not tied to the actual revenues generated.

Income (loss) before taxes for our foreign subsidiaries, under both the cost plus and reseller models, for the nine months ended September 30, 2012 and 2011 were $(7.0) million and $1.1 million respectively.  The recorded foreign tax expense (benefit) and the related effect on the income tax rates for the nine months ended September 30, 2012 and 2011 was ($1.7) million, and $160,000, respectively. The decrease in our foreign income for the nine months ended September 30, 2012 was due to switching three of our foreign subsidiaries to the reseller model. The impact of the foreign effective income tax rates could become material as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

Liquidity and Capital Resources

We generate cash from the collection of payments related to licensing our products as well as from selling hardware, renewals of support agreements, and the delivery of other services. We used cash for acquisitions of approximately $22.5 million, net of the $3.6 million in cash received in the acquisitions,  during the nine months ended September 30, 2012 compared to cash used for acquisitions of $13.4 million, net of the $2.9 million in cash received in the acquisitions, during the same period in 2011. During the nine months ended September 30, 2012, we also received $3.0 million in cash from the exercise of stock options and $489,000 from purchases of common stock under our stock purchase plan compared to $6.0 million and $387,000, respectively, for the same period in 2011. We use cash primarily to pay our employees (including salaries, commissions and benefits), lease office space, pay travel expenses, pay for marketing activities, pay vendors for hardware, other services and supplies, purchase property and equipment, pay research and development costs and fund acquisitions. We continue to be debt free.

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

	As of	As of
	September 30,	December 31,
	2012	2011
	($ in thousands)
Cash and cash equivalents	$29,438	$28,465
Short-term investments	30,102	40,589
Long-term investments	16,238	23,415
Total liquidity	$75,778	$92,469

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending upon investment decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of investments is reported as a source of cash.

We believe that the funds of Interactive Intelligence and its subsidiaries that are held in foreign accounts can be transferred into the U.S. with limited tax consequences. Given our strong liquidity in the U.S., however, we do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. As of September 30, 2012, Interactive Intelligence held a total of $4.5 million in its various foreign bank accounts and our foreign subsidiaries held a total of $13.4 million in their various bank accounts. Our foreign subsidiaries had $2.1 million in undistributed earnings as of September 30, 2012. If we were to repatriate all of those earnings to Interactive Intelligence in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $514,000.

The following table shows our foreign account balances for the stated periods:

	As of	As of
	September 30,	December 31,
	2012	2011
	($ in thousands)
Euro	$7,316	$7,856
British pound	1,149	1,607
Australian dollar	4,569	2,346
South African rand	2,633	7,175
Other	1,915	1,202

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended
	September 30,
	2012	2011
Beginning cash and cash equivalents	$28,465	$48,300
Cash provided by operating activities	15,427	16,624
Cash used in investing activities	(17,883)	(48,302)
Cash provided by financing activities	3,429	8,007
Ending cash and cash equivalents	$29,438	$24,629

Cash provided by operating activities decreased year-over-year due to routine fluctuations in our operating assets and liabilities. The cash used in investing activities during the first nine months of 2012 was primarily due to the purchases of ATIO, Brightware and Bay Bridge during the first, second and third quarters of 2012, respectively. Cash provided by financing activities during both periods was primarily due to proceeds from stock options exercised.

Contractual Obligations

As of December 31, 2011,  we had $9.2 million in contractual obligation related to operating expenses  to be paid out during 2012. As of September 30, 2012, $6.0 million of that total amount has been paid. There have been no other material changes to our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of September 30, 2012.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Canadian dollar, South African rand, Australian dollar and the euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. During 2010, we began hedging both our accounts receivable and cash that are held in euros. As of September 30, 2012, we had hedging arrangements in British pounds, Canadian dollars and the euro. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. For the three and nine months ended September 30, 2012, we realized foreign currency transaction losses of $73,000 and $154,000, respectively.

For the three and nine months ended September 30, 2012, approximately 17%  and 13% of our revenues and 15%  and 18% of our expenses, respectively, were denominated in a foreign currency. As of September 30, 2012, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or losses, consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $21.2 million. A 10% change in foreign currency exchange rates if not hedged would have changed the carrying value of these net assets by approximately $2.1 million as of September 30, 2012, with a corresponding foreign currency gain (loss) recognized in our condensed consolidated statements of operations.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at September 30, 2012, the fair value of our portfolio would  decrease by approximately $360,000.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from Interactive Intelligence Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting language):  (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: November 8, 2012	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)