Form 10-K
period 2012-12-31
Interactive Intelligence Group, Inc.
filed 2013-03-18
CIK 1517650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☐    No ☑

Assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price per share of the registrant’s common stock on June 29, 2012 as reported on The NASDAQ Global Select Market on that date was $415,728,824.

As of February 28, 2013, there were 19,838,167 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated by reference from portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

PART I.

SPECIAL NOTE ABOUT Forward-Looking Information

Certain statements in this Annual Report on Form 10-K contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects”, “anticipates”, “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those set forth in the Item 1A “Risk Factors” section of this Annual Report on Form 10-K.

Item 1.       Business.

Overview

Interactive Intelligence Group, Inc. (“Interactive Intelligence”, “we”, “us”, or “our”) is a leading provider of business communications solutions. Our principal product is a suite of applications that provides customers with a cloud-based or on-premises multichannel communications platform. We are a recognized leader in the worldwide contact center market, where our software applications provide a range of pre-integrated inbound and outbound communications functionality. We use this same platform to offer our solutions for unified communications and business process automation. Our solutions are broadly applicable, and are used by businesses and organizations in a wide range of industries, including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services.

Our software has been licensed by customers since 1997. We market and distribute solutions around the globe, directly to customers and through a channel of approximately 350 partners of various types. Our software applications are available in 23 languages and our solutions have been installed in more than 100 different countries.

Our partners and certain customers become certified through our professional education curriculum. Customers are supported by our global support network of company technical professionals and implementation partners.

Recent company recognitions include the following:

·	Gartner, Inc., Leader’s Quadrant, 2012 “Magic Quadrant for Contact Center Infrastructure, Worldwide” report, the most recent report;

·	Number 208 in the Top 500 Global Software & Services Companies list (twelfth consecutive year listed), Software Magazine;

·	2012 Company of the Year, Contact Center Systems North America, Frost & Sullivan (third consecutive year);

·	2012 IP Contact Center Market Challenger PilotHouse award, Nemertes Research;

·	2012 IP Contact Center Infrastructure Service Leader winner, CRM Magazine (second consecutive year); and

·	2012 Cloud Computing Excellence Award, Cloud Computing Magazine.

Industry Overview and Current Developments

            The increased use of voice over internet protocol (“VoIP”), cloud-based services, eServices, content management, business process automation and various media types such as social media and Short Message Service (“SMS”) text messaging continue to cause a major shift in business communications technologies. Organizations in many industries continue moving from one-dimensional, hardware-based private branch exchange (“PBX”) phone systems to multichannel software platforms that support a broad list of applications, and are deploying these platforms via a choice of cloud-based as well as on-premises solution offerings. Such platforms incorporate internet protocol (“IP”) telephony and a unified communications approach to bring networks, information and voice and data applications together. This enables organizations to automate processes to improve organizational effectiveness and reduce communications equipment costs.

IP technologies have allowed many businesses to transfer voice traffic from circuit-switched networks and bulky hardware equipment to more agile “converged” voice and data networks, applications servers, and lower-cost end-user devices. One result of this transition is that traditional PBX phone system hardware, which many established PBX vendors are slowly phasing out of their product lineups, is being replaced by software-based IP PBX and IP contact center solutions. This transition to IP-based products is a key driver in the sales process, as are increasingly available cloud-based, on-premises and hybrid cloud-based/on-premises options to deploy and implement IP-based solutions.

Cloud-based offerings have service providers maintaining the core communications system in data centers and extending system functionality to customer sites. The cloud-based model, commonly referred to as “cloud-based services,” “hosted services,” “on-demand services” or “cloud computing,” provides increased flexibility to address an organization’s mission-critical requirements for scalability, predictability, security and control. Additionally, the cloud-based model offers faster deployment times, requires minimal capital expenditures for on-premises equipment at the customer location, and reduces information technology (“IT”) requirements for system administration and maintenance compared to on-premises communications infrastructures. Organizations further benefit as service providers implement enhanced solutions and deploy new services, monitor network security, and provide disaster recovery support as part of their overall service offerings.

According to industry analysts at Gartner, Inc., unified communications are the “direct result of convergence in communication networks and applications.” Microsoft Corporation (“Microsoft”) has defined unified communications as a solution that “bridges the gap between telephony and computing to deliver real-time messaging, voice and conferencing to the desktop environment.” The term “unified communications” has also been defined in other ways, primarily by vendors that package collections of products for voice, data, conferencing, video and mobility into single offerings. The convergence of voice and data communications, typically on IP networks leveraging open standards software platforms and integrated application suites, is a standard for people, groups and organizations to communicate. Unified communications products based on software solutions and equipment such as servers, gateways, and IP-based phones and end-user devices are proving to reduce administration costs over their proprietary hardware counterparts, while at the same time enabling organizations to facilitate the integration and use of enterprise communication and collaboration methods such as presence management, conferencing, video conferencing, messaging, and other “unified” features in addition to voice.

Businesses and their customers have long utilized voice communications media such as the telephone, voice mail and the fax machine to interact. The Internet has expanded communications media to include additional channels for email, web chat sessions, web callback requests, VoIP calls, text messages, videos, and social media. With improved customer service as an ongoing objective, many companies are deploying web-oriented applications for email management, knowledge management and web auto response for customer inquiries and frequently asked questions (“FAQs”), and web collaboration and other online services to raise service levels. Tools to monitor and respond to customer comments on social media networks are also now generally available to support customer service initiatives. Though many online services are unified in an applications approach, most companies still support online media channels using separate email platforms, web servers, chat servers and other disjointed equipment that can lead to inconsistencies and inefficiencies across customer touch points.

Conventional call centers consist of phone banks and users handling inbound and outbound calls. While managing only a single communications channel, these “call-only” centers still require multipoint systems consisting of a PBX, an automatic call distributor (“ACD”), and an automated attendant to handle voice-based interactions, along with optional systems such as an interactive voice response (“IVR”) system, a predictive outbound dialer and a call logger. Many call centers spend time and money to integrate these and other disparate phone system devices. Today, many conventional call centers continue the transformation from call-only centers to multichannel “contact centers” by incorporating all-in-one communications technologies. Such technologies present email, web interaction, messaging capabilities, SMS texting, and social media alongside phone calls to offer customers a wider range of contact options and service and support channels. Given the growing availability and use of cloud-based services, some call centers are finding it more cost-effective to make the transition to multichannel contact center functionality via the cloud, since on-premises equipment and integrations are seldom required and capital costs are minimized or eliminated.

   An increasingly prominent and still growing segment of business communications and customer service are “mobile customers,” who choose to interact with businesses and perform transactions using cell phones, smartphones and tablet devices. This customer segment is the result of cloud-based services becoming more globally available, combined with significant numbers of mobile subscriptions and devices in use worldwide. In statistics from its 2001-2011 ITU World Telecommunication/ICT Indicators database released in June 2012, the International Telecommunication Union estimated that 6 billion mobile user subscriptions had been issued worldwide at the end of 2011, equivalent to 87% of the world population. A February 2012 report from Gartner, Inc. further showed that 1.8 billion new mobile handsets and smartphones were sold in 2011 alone, up 11.1% from 2010. As a consumer demographic, mobile customers have prompted an up-and-coming shift in the way service is delivered, and organizations have begun addressing their mobile initiatives from a strategic customer service point of view.

Content management has grown increasingly important for organizations in such industries as insurance, financial services, and healthcare that circulate large amounts of information internally and externally. Government agencies and other organizations tasked with managing confidential data are also putting greater emphasis on content management as they continue to archive information in larger volumes. Much like newer software-based solutions for converged voice and data communications and business process automation, many contemporary solutions for content management are server-based applications. End-users of content management systems can typically range from enterprise business users to contact center users, insurance agents and claims adjusters, banking loan officers, healthcare professionals, human resources personnel and similar users who routinely must access documents and information in the office or remotely outside the office. To meet the diverse needs of these end-users, the “virtual file cabinet” approach of a content management solution allows organizations to easily define file management structures and retrieval processes specific to their business, user and customer requirements.

Our Solutions

Overview

Our innovative standards-based software products and services are developed for contact center automation, unified communications, and business process automation, as well as for content management, workforce optimization, and vertical applications including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services. Our solutions can be deployed via our cloud-based model using a data center, on-premises at the customer’s site, as hybrid cloud-based/on-premises solutions, or as a managed service in which we manage the communications solution for the customer.

All-in-one Solution for Communication Applications

Our Customer Interaction Center® (“CIC”) software was developed to run on the Microsoft® Windows® operating system, and our various applications are designed expressly to work with one another as a fully-integrated all-in-one solution that does not require multipoint hardware, integrations to third-party products, or computer telephony integration (“CTI”) middleware. As a true all-in-one solution for voice, data and process automation, our solution does not require separate systems or integration. For communications, the CIC solution is capable of processing thousands of interactions per hour. CIC’s all-in-one multichannel approach further allows contact centers and enterprises to process communications consistently across various media channels: telephone calls, emails, faxes, voice mail messages, Internet chat sessions, IP telephony calls, SMS text messages, social media, and generic media such as trouble tickets. Organizations can apply business rules across media channels and various media types for uniform customer service processes, and for end-to-end tracking and reporting that improves workforce performance and service quality. Whereas many of our competitors’ unified communications offerings are stand-alone products, or part of a portfolio of integrated applications and platforms from multiple vendors, our all-in-one CIC application suite has unified multiple communications channels inherently since its original development.

On-Premises Offerings

As an on-premises server-based solution designed for IP networks, the CIC application suite eliminates multiple hardware “boxes” to reduce equipment costs and complexity, and provides a single point of system management to simplify administration and maintenance. For voice communications, the CIC solution is flexibly deployed as a PBX/IP PBX or with an organization’s existing PBX/IP PBX. For VoIP, the CIC software leverages the Session Initiation Protocol (“SIP”) global communications standard and incorporates a full-featured media server, media gateways, SIP proxy, and SIP station voice device. The CIC solution additionally has established integration with many popular business applications for collaboration, customer relationship management (“CRM”), enterprise resource planning (“ERP”), and other processes, enabling customers to fully integrate and automate their specific business rules with minimal customization. Similarly, CIC supports integration with applications designed to monitor social media networks and the comments of users regarding a business’ products, services and brands.

Cloud-based Offerings

Interaction management functionality in the contact center, and for certain business communications capabilities such as call control and unified messaging in the enterprise, can be delivered via our cloud-based Communications as a Service (“CaaS”) offerings, which are based on the CIC application suite and are invoiced monthly. Our CaaS offerings include CaaS Contact Center for larger contact center operations and CaaS Small Center for operations that include a smaller number of agents. Contact centers can deploy our cloud-based CaaS Contact Center services via a local control VoIP model that keeps their current telecommunications circuits, all voice traffic and critical data at their site; or as a remote control VoIP model that routes calls over telecommunications circuits terminated at one of our cloud-based data centers. Our CaaS Small Center offering can be deployed using the remote control VoIP model only. With our Quick Spin™ cloud-based CaaS trial program, released in the first quarter of 2012, any contact center can have a risk-free introduction to our cloud-based applications with set-up time in minutes. After a customer has implemented our cloud-based CaaS solution, at any time and in one step, they can migrate their services (i.e., CIC server and applications) from a cloud-based solution to an on-premises system at their site. We additionally offer a fully managed cloud-based CaaS option in which we manage all cloud-based and on-premises services for the customer. Our cloud-based CaaS solution offers service that is secure and reliable; broad functionality through a deep set of communications applications; and a high degree of flexibility in terms of the ability to adapt easily to changes in business needs. Additionally, our CaaS offerings increase flexibility for critical requirements such as scalability, security and control, provide faster deployment times, require minimal capital expenditures for on-premises equipment at the customer location, and reduce IT requirements for system administration and maintenance.

Process Automation

Our Interaction Process AutomationTM (“IPA”) solution, leveraging our CIC platform, can receive the data entered via a web service, or can monitor an email inbox to pick up the complaint. Using a customer complaint as an example, a customer can submit their complaint via a web form or email. Using ACD-type technology, IPA initiates a business process and routes the initial work item, or task, to the appropriately skilled, available employee empowered to resolve the customer’s issue. IPA’s ability to present a context-sensitive user interface means that it can guide the employee based on best practices on how to follow up and resolve the complaint, including which subject matter experts to involve if necessary. To ensure service level guarantees, if the work is not picked up by an employee within a specified period of time, IPA automatically assigns it to a different, available co-worker. To ensure routing to the “right representative,” organizations can assign user skills to different types of complaint scenarios, and supervisors can track the handling of work using the same graphical interface they use to view the performance of contact center users and operations overall. Configurable business rules can automate prioritization and escalation.

We believe very few other vendors offer the extensive functionality of our approach when leveraging the CIC platform for business process automation. IPA’s integration to CIC allows organizations to not only manage the business process, but also keep their customer informed of every step, reducing frustration and the need for callbacks to get status information. In addition, with CIC’s open standards approach to support broader integration to business and data systems, integrating IPA to back office applications is much less complex than with older, more proprietary systems.

Contact Center Automation

  With the CIC solution for contact center automation, we remain an industry leader in helping contact centers move from traditional time division multiplex phone equipment, multipoint call center technology and CTI to pre-integrated application solutions for multichannel contact management. The CIC software is also inherently developed on open standards, enabling contact centers to straightforwardly migrate to VoIP. On the strength of these factors, we were listed in the Gartner, Inc. Leader’s Quadrant for the fifth consecutive year in the 2012 “Magic Quadrant for Contact Center Infrastructure, Worldwide” report, the most recent report issued.

Our scalable all-in-one CIC contact center application suite enables contact centers to intelligently automate, route, monitor, record, track and report on phone calls as well as fax, email, web interactions, SMS and social media, whether in a single location or across multi-site operations. Contact centers can leverage the CIC solution to support thousands of users, including remote “work-at-home” users, and can handle inbound, outbound and “blended” inbound/outbound interactions. As an organization-wide solution, CIC gives contact centers and enterprises a single software platform and pre-integrated all-in-one application suite for IP telephony, highlighted by multichannel ACD to uniformly manage all different types of voice and data interactions. CIC’s inherent PBX/IP PBX call processing, voice mail, fax server and unified messaging further enhance performance and customer service for contact center users and supervisors, as well as for business users. The SIP-architected CIC provides an inherent migration path for VoIP, making it particularly well suited for contact center operations that employ remote users. Again, organizations can deploy CIC as an on-premises product or through our cloud-based deployment model.

Some of our other solutions that work with our CIC platform and provide additional functionality include:

•	Interaction Dialer®, a predictive dialer application that provides call scripting and other call functionality;

•	Interaction Director®, which routes calls to locations that are capable of handling calls at that time;

•	Interaction Optimizer®, which supports workforce management and scheduling capabilities;

•	Interaction Analyzer™, which provides real-time speech analytics and key word/phrase spotting to assess customer sentiment during an interaction;

•	Interaction Mobilizer™, which allows organizations to write their own mobile applications and link mobile customers to the contact center; and

•	Interaction Web Portal™, which gives stakeholders within and outside the contact center a single Portal environment to monitor contact center activities from anywhere via secure web access.

   Some of our most requested pre-integrated add-on modules include:

•	Interaction Supervisor™, which provides real-time interfacing for monitoring CIC user and system activities;

•	Interaction Tracker®, a contact history management application; and

•	Interaction Recorder®, which offers quality assessment control for user training and compliance.

Additionally, we continue to gain recognition within the industry for our cloud-based contact center solution and its VoIP deployment models, which are based on the CIC software.  As on-demand cloud-based offerings continue to take hold in the contact center market, our CIC application suite is soundly positioned to deliver cloud-based CaaS functionality for ACD, IVR, multichannel queuing, recording, real-time supervisory monitoring, workforce management/workforce optimization, and other critical services over a VoIP network, with local control by the customer for services implementation, administration and voice and data security.

For self-service automation in the contact center environment, including speech-enabled IVR and email auto response technologies, we offer a full range of solutions that help organizations support their sales and service objectives while standardizing customer service options and reducing operations costs. One self-service application our customers have implemented is e-FAQ®, our knowledge management solution for FAQ auto response via email. For monitoring social media networks, the CIC software integrates with many available network monitoring and reporting tools, and adds the ability to route notification alerts to contact center users for response to relevant customer comments detected on social media sites. Our current release of the CIC software is version 4.0, which was released in November 2011.

Our Bay Bridge Decisions™ (“BBD”) solution is an agent capacity planning and analysis platform for broader workforce optimization in contact centers. The BBD solution is based on analytic capability that assists contact centers in planning and optimizing resources, and determining the right number of agents for customer service.

Unified Communications

Leveraging our strength in the contact center sector has enabled us to offer IP telephony-based unified communications both to mid-sized business enterprises and to larger enterprises. In positioning our contact center solution for enterprise unified communications requirements, we target organizations from 50 to thousands of users that wish to implement our single platform solution, which includes the ability to scale user counts up or down as needed. This unified communications solution approach can be implemented for IP PBX, ACD, IVR, multichannel queuing, messaging, business process automation, content management, mobile access, presence management and collaboration, and other capabilities that meet the needs of enterprise business users and workgroups as well as contact center users.

With our Interactive Intelligence Customer Interaction Center® for Unified Communications (“CIC for Unified Communications”) we offer a single, highly-scalable, multichannel IP telephony and messaging platform that allows organizations to route live communications to various devices. For VoIP, our platform’s open, inherent SIP architecture paves a clear migration path to VoIP for organizations looking to make the move to IP telephony, or who choose to integrate our platform to an existing PBX phone system and move to VoIP at a later time. In addition, our solution offers a practical replacement option for certain existing voice mail systems. The CIC for Unified Communications software additionally offers features including conferencing, real-time presence management and remote access, with pre-integrated unified messaging, IVR, and the Interaction Client® user interface. Also optionally available are advanced “contact center”-style features such as workforce management and customer satisfaction surveys. By providing flexible choose-by-function deployment and licensing options for features as well as users, organizations can configure and centrally administer the precise IP telephony, messaging and unified communications environment needed by department, or enterprise-wide. This solution has been successfully deployed by enterprises and organizations such as banks, insurance companies, healthcare providers, service providers and other customer service-oriented companies, along with organizations that maintain mobile and remote workforces and/or thousands of messaging users.

Business Process Automation

From its inception, our core CIC software platform was developed as a process automation platform to automate and unify phone calls, faxes, emails and web interactions and to manage all of these media types with features including multichannel queuing, skills-based routing, speech-enabled IVR and auto attendant processes structured according to an organization’s business rules. As an outgrowth of our CIC platform’s automation capability, IPA inherently extends our communications automation practices to the automation of formal business processes, such as employees of an insurance company processing a claim or a banking loan officer reviewing and approving a customer’s online application for a new car loan. We are leveraging our CIC platform technology to provide a business process automation product solution for contact centers and enterprises in virtually any industry looking to automate key business and interaction processes.

Our IPA solution integrates with and leverages the CIC platform to automate business processes based on CIC’s multichannel communications, queuing and routing capabilities. IPA allows an organization to capture, prioritize, route, escalate and track each step in a work process, including progress, people, user skills and qualifications, availability, and resources. The IPA solution is designed to improve process efficiency and consistency by minimizing the latency and human error common in processes that are executed manually. IPA can be applied to horizontal processes such as approving time-off requests by a human resources group, or to vertical processes such as processing a loan application at a bank or credit union. As an “intelligent” application, the principles of IPA stem from technology proven in contact centers, including presence to determine an employee’s qualifications and availability to receive a new work assignment regardless of location, and routing and queuing to route work more precisely through each step of the defined process, all while maintaining full integration with each associated communication activity.

Content Management

Content management is a related component of our positioning in the business process automation market. A primary benefit of our CIC platform’s open architecture has always been the ability it gives organizations to integrate databases, information systems, business systems, CRM packages, ERP solutions, and other data repositories to manage information critical to their business operations. Additionally, our integrated module for knowledge management and email auto response has continued to provide an intuitive solution for automating information management process and FAQ auto responses, allowing users in contact centers and service-oriented enterprises to effectively offload the manual, time-consuming task of answering customer inquiries.

As a result of our acquisition of AcroSoft Corporation (“AcroSoft”) in May 2009, we offer an established application product suite for creating, managing, distributing and delivering business-critical content across an enterprise. In conjunction with the AcroSoft automated processes, AcroSoft applications work in unison for content management, workflow processing, work management and reporting. AcroSoft Documents, our product for document and information management, is a client-server component that provides a view of various electronic file formats in a user-defined “virtual cabinet.” Users can manipulate and manage document and folder views using an assortment of functions accessible from the AcroSoft Documents application. The AcroSoft Documents application complements an organization’s data and business processing practices as a stand-alone application, working in tandem with other systems, or can be interfaced into a processing application. AcroSoft AnyWhere is our web-based document management solution that offers many of the same functions as AcroSoft Documents, including the ability to organize files, upload documents, annotate images, view multiple file types and implement overall security, all within a web-based interface accessible from anywhere that an Internet connection is available.

By integrating these capabilities with our CIC platform’s IPA business process automation features, this “whole solution” will extend greater content management functionality to our existing customers in the contact center market, and to our customers in the insurance industry and similar vertical markets in which document management is becoming increasingly critical.

During 2013, we expect to release Interaction Content Management™  (“ICM”), our next-generation document management product based on a new object-oriented, cloud-based architecture for document management solutions.

Accounts Receivable Management

Accounts receivable management (“ARM”) products provide a set of software solutions to collection agencies, credit departments, debt buyers, creditors, and attorneys to manage all aspects of the debt collection and recovery process.

As a result of our acquisition of Global Software Services, Inc., doing business as Latitude Software (“Latitude”) in October 2010, our suite of solutions includes Latitude’s accounts receivable management products, which provide all of the features necessary to perform sophisticated debt collection operations. Because Latitude products are standards-based, they easily integrate with our CIC platform and Interaction Dialer predictive dialing product, but also work with third-party contact center and dialer products from other vendors. This approach currently allows Latitude’s solutions to be positioned both as an integrated solution on our platform and as integrated solutions for other dialer platforms. Latitude offers its solutions as on-premises or as a cloud-based service.

During 2013, we plan to create tighter integration between Latitude’s applications and our core CIC solution, continue to drive Latitude’s solutions as a cloud-based offering, and enhance Latitude’s first-party debt collection application.

We believe Latitude’s integration capabilities and cloud-based options for its application offerings will more effectively position us against, and differentiate us from, our competitors within the vertical market for accounts receivable management.

Hardware

Some customers who license our CIC software also purchase certain hardware from us, such as servers, gateways and telephone handsets, and occasionally networking hardware, as part of the CIC solution. In addition, we have developed our Interaction Media Server™, Interaction Edge™, Interaction Gateway® and Interaction SIP Station™ appliances as a combination of hardware and our software.

Business Strategy

Innovation remains at the core of our business strategy: innovation in our product offerings, as well as innovation in our approach to the market and our ability to solve customers’ business communication problems. Our strategy for achieving success includes multiple key objectives, described as follows:

•

Continue to Go Up-Market in the Contact Center Space, with an Emphasis on Increasing our Cloud-Based Sales and Expanding in Key Geographic Markets. In our ongoing efforts to win larger contact center opportunities, part of our strategy is to continue to move up-market, filling the needs of some of the largest businesses and contact centers in the world. We are making a noticeable penetration into larger businesses around the world, in particular with our cloud-based contact center services. Building increased scalability, functionality and reliability into our core products is an important key in this strategy. Equally important is our sales strategy targeted to larger opportunities, our work with consultants and analysts, and the methods in which we go to market.

During 2013, we expect to continue our push into opportunities with larger contact centers and businesses, particularly in the global markets for cloud-based communications services. These “cloud” markets have shown sustained growth since 2009, with industry analysts expecting the growth trend to continue. According to the 2012-2013 Cloud-Based Contact Center Infrastructure Market Report from DMG Consulting LLC (report# DMGHCCR5001, September 2012), the number of seats in cloud-based contact centers grew by 80.2% in 2011, following a 42.4% increase in 2010, and a 26.4% increase in 2009. By actual number of seats, DMG estimates that the numbers of such seats will have increased from 339,850 seats in 2009 to more than 3.3 million seats by the end of 2015, representing 18.1%, at a minimum, of all contact center seats worldwide. Also previously stated in its International Data Corporation (“IDC”) Predictions 2011 IT industry report, (IDC #225878, Volume: 1), research firm IDC estimated that worldwide spending on public IT cloud services will increase from $29 billion in 2011 (up 30% from 2010) to $55 billion by 2014. The IDC analysts predict that cloud technology will drive 15% of total IT spending during the 2011 to 2014 period, with growth rates predicted at four to five times the rate of the overall IT market as cloud services continue moving from early adopter status to an accepted and viable technology.  We believe we can take advantage of this growth in the cloud-based market to complement our established on-premises solution offerings and position us more favorably for larger-scale contact center and vertical market opportunities globally. During 2012, our cloud-based orders for the full year increased 123% from 2011 and represented 35% of our 2012 total order mix. Our 2013 financial outlook is based on a deployment mix in which our cloud-based offerings constitute 50% of our total orders.

•

Market Our New Cloud-Based Communications Offering to Address the Small Contact Center Market. Along with our ongoing efforts to win larger contact center opportunities, we will also focus on marketing our CaaS Small Center™  cloud-based services to organizations that maintain from 10 to 50 contact centers seats, and up to 100 enterprise seats for business users. The CaaS Small Center offering provides a streamlined set of capabilities allowing the ability to manage calls, email and text chat, and includes our Interaction Analyzer, Interaction Feedback, and Interaction Recorder products as standard integrated applications for real-time speech analytics, customer feedback management, and call and interaction recording, respectively.

•

Upgrade Our Installed Base to CIC Version 4.0 via CIC Version 4.0’s Enhanced Product Functionality and Scalability, and Increase Our Sales of CIC Add-on Products. We have continually added scalability and functionality to our CIC solution and expect to do so again throughout 2013. With our latest major version, version 4.0, which we released in November 2011, we introduced new advanced functionality including speech analytics, Web portal access, and a private cloud-based deployment model. During 2013, we will offer numerous other improvements to products such as Interaction Dialer, Interaction Recorder and IPA, and plan to release ICM, our next generation object-oriented content management solution. We will continue to release upgrade programs for CIC version 4.0, and continue improving CIC version 4.0’s capabilities for quality monitoring, intelligent interaction routing, and the ability to offer services leveraging mobile devices and social media networks. Also, we will continue to integrate and begin internationalizing Latitude’s suite of products for accounts receivable management and enhance its integration with the CIC solution. Along with our CIC version 4.0 upgrade initiatives to our installed customer base, we will focus on increasing sales of CIC add-on products including Interaction Recorder, Interaction Feedback, Interaction Dialer, Interaction Optimizer, Interaction Web Portal, our new Interaction Mobilizer and Bay Bridge Decisions solutions, and IPA.

•

Significantly Grow our Business Process Automation Sales. In 2012 we deployed IPA at a number of existing customers’ sites and developed opportunities with prospective customers who had expressed interest in the IPA solution. During 2013 we will continue this focus particularly with existing CIC customers. Also by continuing to integrate IPA’s business process automation features with the content management functionality of our AcroSoft products and forthcoming ICM content management solution, we expect to position IPA more broadly to existing customers in the contact center market, and in the insurance industry and similar vertical markets in which document management is increasingly critical to the business process.

•

Increase Sales in Our Primary Vertical Markets. These markets include our established markets for accounts receivable management, insurance, utilities, banks/credit unions, outsourcers, healthcare, and government. Along with CIC version 4.0’s increased scalability, advanced functionality such as the Interaction Web Portal for outsourcers, and “whole system” integrations for accounts receivable management and content management, we believe we will be strongly positioned to provide solutions to larger companies in these vertical markets. We further believe our ability to offer our solutions via cloud-based as well as on-premises models, including the Latitude solutions for accounts receivable management, will differentiate us from competitors in these markets.

•

Develop Our Global Services Capabilities.  We continue to explore potential acquisitions that strengthen our distribution and services capabilities globally and that expand our application breadth in certain key industry verticals. On the distribution side, we are focused on international markets where we can accelerate our current business growth. Our January 2012 purchase of select Interactive Intelligence-related contact center assets from South African-based reseller, ATIO Corporation (Pty). Ltd. and our April 2012 acquisition of Brightware B.V., a Netherlands-based reseller, are examples of the type of enhancements to our distribution channel that we are targeting. These 2012 acquisitions followed those we made in 2011, including the March 2011 purchase of Agori Communications GmbH in Germany and our July 2011 acquisition of CallTime Solutions Ltd., which operates from offices in Sydney, Melbourne, and Auckland. On the application side, we continue to look at vertical applications that leverage our CIC platform, consistent with our prior acquisitions in the insurance, document management and accounts receivable management verticals. Our August 2012 acquisition of Bay Bridge Decision Technologies, Inc. is another example of this expansion into the workforce optimization vertical.  Such vertical applications can often generate associated professional services opportunities for planning, implementation, and ongoing maintenance. In addition, we are exploring ways to expand our business into other verticals through acquisitions and/or product line extensions, including extending our cloud-based offerings more fully into markets for insurance and other verticals. We believe building a comprehensive offering will continue to differentiate us from, and more effectively position us against, our competitors within these other verticals.

•

Further Develop Key Strategic Business Partnerships. We currently have strong strategic business relationships with Oracle Corporation (“Oracle”), Salesforce.com, Inc., Microsoft, International Business Machines Corporation (“IBM”), Polycom, Inc. (“Polycom”), AudioCodes Ltd. (“AudioCodes”), and other key vendors. Each of these relationships is unique, and they each bring key benefits. During 2013, we intend to work with these partners to create new sales opportunities. Along with the name and brand recognition of these partners, we intend to leverage their marketing capabilities to bring greater recognition to our brand. We believe that working in conjunction with companies such as these will provide us with larger and more numerous opportunities worldwide. In addition to these strategic business relationships, we have over 350 partners in our existing network that are focused on our markets for the contact center, unified communications, and business process automation, which we intend to work closely with during 2013. The majority of our revenue comes through our reseller channel, and this channel gives us a competitive advantage against smaller, start-up competitors that may sell directly to the customer. We also plan to aggressively seek new partners, particularly cloud providers, who can provide enhanced, combined value to our customers and prospects.

Global Distribution and Sales

We distribute our products through reseller partners and directly to customers. In 2012 and 2011, 47% and 66%, respectively, of product orders were sold through partners while most of our cloud-based orders were done directly.

Our Territory Managers manage our partners and sell directly to customer. As of December 31, 2012, we had 110 Territory Managers, maintained a global channel network of approximately 350 partners and installed our solutions in over 100 different countries.

Our partners are supported by Program Managers, regional Channel Enablement Managers, Licensing Specialists and other roles related to sales, support services and education/certification.

Marketing

Our marketing team consists of the following four groups:

·	Public Relations/Analyst Relations, which manages media relations, key messaging, and creating and managing relationships with industry analysts;

·	Solutions Marketing, which markets and promotes our solutions to customers, prospective customers and partners as well as to industry analysts;

·

Lead Management, which drives all lead-generation activities resulting from tradeshows, seminars, and web-based marketing programs, utilizes purchased lists of prospective customers and leverages joint marketing activities with strategic partners to generate qualified leads for partners as well as Territory Managers; and

·

Marketing Services, which prepares all print collateral and associated materials for tradeshows, marketing seminars, promotions, advertising, brand awareness, customer and partner relations, and other company functions.

Customer Support and Services

We recognize the importance of offering quality service and support to our partners and customers. We provide a wide range of services and support both to partners and customers via our Worldwide Services teams, including Client Success, Professional Services, Support Services, Managed Services and Education Services.

Client Success Team

Our Client Success Team is responsible for measuring the value our customers achieve with our solutions and services. Team members, known as Success Program Leaders, are aligned directly with a customer’s organization to help the customer realize business value using our solutions and services. Success Program Leaders coordinate customer on-boarding, participate in account strategy, engage the appropriate Interactive Intelligence and partner resources to ensure success, and provide proactive escalation warnings when needed. The Success Program Leader additionally identifies expansion opportunities for the customer. To collect and assess customer feedback, the Client Success Team utilizes survey results from new and existing customers, in conjunction with the Net Promoter Scoring® methodology, which provides a metric that indicates customer satisfaction. The collective results of customer surveys, along with those of internal departmental surveys, allow the Client Success Team to identify areas of opportunity, develop plans to address them, and generally work to satisfy each customer organization.

Professional Services

Our Professional Services team implements and enhances partner expertise on advanced offerings such as predictive dialing, speech recognition and third-party CRM integrations. Our Professional Services team can also, among other things, help integrate our products into applications such as Salesforce.com, and embed call control into in-house applications and speech-enable IVR applications. The system configuration services and ad-hoc consulting services from our Professional Services team work to ensure that the customer has the appropriate solution for its business. The Professional Services team works closely with new partners as they implement our products at their sites, and is often involved with the early release of our products to assist in new release implementations. We are continuing to invest in this team as we provide more consulting and implementation services for strategic customers globally.

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

Managed Services

With our growing base of strategic partners, we now offer a Managed Care Program in which an assigned Managed Services team provides support to customers, either on-site or off-site. We use Interaction Monitor™ to enable our engineers to have a constant view of the health of the customer system. Our goal is to provide optimal system performance through proactive system management.

Education Services

Our Education Services team is also divided into regions that align with our worldwide sales teams and provides technical certification and advanced instruction through on-site courses, classroom presentations and web-based training. This team develops and maintains course curriculum for formal certification programs such as sales, product installation, troubleshooting, system administration and custom design. Web-based training courses offer enhanced topics such as reporting, system administration and computer-based user training. All of our partners are required to maintain updated certifications to license and support our products. Classes are also offered to all of our end customers to encourage the most effective use of the applications. We have moved our classroom sessions to a VoIP structure and focused our Education Services resources on the CIC software. This enables our partners and our end customers to build a deeper understanding of our networking infrastructure and telephony technology.

Customers and Geographic Areas of Operations

Through December 31, 2012, we have licensed our products to more than 4,500 customers in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia/Pacific (“APAC”). No customer or partner accounted for 10% or more of our revenues in 2012, 2011 or 2010 or for 10% or more of our accounts receivable as of December 31, 2012 or 2011, therefore, the loss of any one customer or partner would not have a material adverse effect on our operations.

No individual country accounted for more than 10% of our revenues, with the exception of the United States, for the years ended December 31, 2012, 2011 and 2010. See Note 10 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for financial information about each of the geographic areas in which we operate.

Business Seasonality and Geographic Fluctuations

            Our revenues are comprised of product revenues, recurring revenues and services revenues. Product revenues in the first quarter of each calendar year are typically lower than in the fourth quarter of the prior year, with sequential quarterly increases thereafter, although sometimes the third quarter is flat.  Recurring and services revenues typically increase sequentially quarter-to-quarter as our business continues to expand. These patterns are experienced by many enterprise software companies and reflect the customer spending patterns.

            To the extent that product revenues fluctuate from quarter-to-quarter due to the seasonality of our business described above, our gross profit on products may also fluctuate. Our operating expenses generally increase sequentially in a given year. The gross profit and increasing operating expenses have a corresponding impact on our operating income. Operating income historically has been lower in the first quarter of a calendar year than in the fourth quarter of the prior year, increases in the second quarter, can be up or down in the third quarter compared to the second quarter and is highest in the fourth quarter of the year.

            As stated above, we operate our business in three geographic regions – the Americas, EMEA and APAC. We have historically experienced quarterly fluctuations in our orders and revenues in the various geographies.  These quarterly fluctuations have been due, in part, to the seasonality of our business generally, as described above, but have also been impacted by the size and number of orders received in a particular quarter in the geographic region compared to the orders received in the prior year period.

Supplier Relationships

We rely on third parties for several components in the delivery of our complete solution, including general purpose servers, third-party software, third-party hardware appliances, telephone end-points and integration to various vendors’ hardware and software systems. Our reliance upon these third parties comes with some amount of risk, primarily due to the possibility of these suppliers being acquired or discontinuing a product we rely on, or failure to renew terms of contracts with these suppliers. In addition, some of the third-party software is licensed from our competitors or suppliers which could become our competitors in the future, which may complicate our relationships with these suppliers. In many cases, however, we maintain relationships with several different suppliers and therefore believe alternatives could be available if a supplier would cease doing business with us. We feel that the risks are further mitigated by the revenue that we generate for these third-party suppliers and the length of notice that we would most likely receive from the suppliers if any of the products were discontinued.

Competition

The markets for our solutions are highly competitive. Competition is typically based on various factors, including the breadth and depth of functionality of the product line, price, deployment methods and options, ease of installation, ease of use, product roadmap, total cost of ownership, return on investment, integration with other applications, security, reliability and scalability. We differentiate ourselves from our competitors by enabling customers to choose to deploy many of our solutions on-premises or as a  cloud-based solution, offering an all-in-one platform, adhering to industry standards and providing a broad set of applications for the business enterprise. Also contributing to our competitive strengths are our growing installed base of customers, new products such as Interaction Mobilizer™, Interaction Analyzer™, Interaction Web Portal™, Interaction SIP Station™, Interaction Conference™, and IPA, as well as enhancements to our Interaction Recorder®, Interaction Optimizer®, Interaction Dialer®, Interaction Director® and Interaction Feedback® offerings.

Our competitive position varies in each of our primary markets. In the contact center market, we are considered a leader by third-party analyst firms based on the breadth of our product line, the completeness of our vision and our ability to execute. We compete successfully with our contact center competitors, including those companies that are considerably larger in size.  In the cloud-based contact center market, we have different competitors than those seen for our on-premises offerings, including inContact, Inc., Five9, Inc., and Echopass Corporation. In the on-premises contact center market, our primary competitors are Aspect Software, Inc. (“Aspect”), Avaya Inc. (“Avaya”), Genesys Telecommunications Laboratories, Inc. (“Genesys”) and Cisco Systems, Inc. (“Cisco”).

In the unified communications market, we have a small market share in the pure IP PBX market segment. However, when our IP PBX product is sold in conjunction with our other solutions such as our contact center solution, resulting in a unified communications offering, our competitive position is stronger. Our primary competitors in the contact center and unified communications markets have a great deal of overlap, with a small number of competitors being exclusive to either one or the other of the two markets. Significant unified communications competitors include Alcatel-Lucent, Avaya, Cisco, Siemens AG, and ShoreTel, Inc.

The business process automation market can be divided into two submarkets: process automation and content management. We are new to the process automation market and compete both with traditional telecommunications vendors such as Avaya and Genesys and, to a lesser extent, with traditional business process management suite vendors such as IBM, Lombardi Software, Inc., Pegasystems Inc., and Oracle. We entered the content management market in part through our 2009 acquisition of AcroSoft, which added insurance industry domain expertise as well as an installed base of customers.

While we are not new to the market for accounts receivable management, or collections, we reinforced our market position with our 2010 acquisition of Latitude, which added industry domain expertise and a larger installed base of collections customers. In the accounts receivable management market, vendors that compete against our products and those of Latitude include Ontario Systems, Columbia Ultimate, CR Software, LLC, The Computer Manager, Inc.’s Debt$Net Collection Software and Fair Isaac Corporation.

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

R&D expenses were $45.7 million, $35.6 million and $28.3 million in 2012, 2011 and 2010, respectively. Our R&D group is structured into technical teams, each of which follows formal processes for enhancements, release management and technical reviews. R&D expenses include a testing department that utilizes automated techniques to stress test our core software. We continue to make R&D a priority in our business in order to remain on the forefront of innovation.

The R&D groups of companies we have acquired through acquisitions are integrated into our R&D group and follow the same structure and processes detailed above.

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

As of December 31, 2012, we and our subsidiaries held 16 patents, which expire between 2020 and 2031, and have filed other patent applications relating to technology embodied in our software products.  In addition, we and our subsidiaries hold 24 United States and 16 foreign trademark registrations and have numerous other trademark applications pending worldwide, as well as common law rights in other trademarks and service marks. We and our subsidiaries also hold 19 registered copyrights and have numerous other applications pending.

While we currently hold patents and have filed other patent applications relating to certain technology which we have developed, we do not believe that we are significantly dependent on any one of these patents. We hold trademark and copyright registrations domestically and worldwide and have numerous other applications pending worldwide for the name “Interactive Intelligence” and several of the names used for our products. We consider the trademark for the “Interactive Intelligence” name the most significant trademark or copyright held because of the impact the “Interactive Intelligence” name has on the market’s awareness of, and identification with, us. The “Interactive Intelligence” trademark registration expires in 2017 in the United States and can be renewed beyond that date. In addition, we have entered into a license arrangement for certain technologies that we utilize in our solutions.  Without this license arrangement in place, we may be subject to litigation that could result in significant expense to us resulting from our use of these technologies. This license arrangement extends through 2026.

Environmental

Compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect upon our capital expenditures, earnings or competitive position. We believe the nature of our operations have little environmental impact. We therefore anticipate no material capital expenditures for environmental control facilities for our current fiscal year or for the foreseeable future.

Employees

As of February 28, 2013, we had 1,437 employees worldwide, including 390 in research and development, 250 in recurring services, 219 in client services, 386 in sales and marketing and 192 in administration. Our future performance depends in part upon the continued service of our key sales, marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for such personnel is intense and we may not be successful in attracting or retaining these individuals in the future.

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

Company Information

            Interactive Intelligence Group, Inc. was incorporated in Indiana in April 2011 and was a wholly-owned subsidiary of Interactive Intelligence, Inc., an Indiana corporation incorporated in 1994 (“ININ Inc.”). Effective July 1, 2011, Interactive Intelligence Group, Inc. became the successor reporting company to Interactive Intelligence, Inc. pursuant to a corporate reorganization. We maintain our world headquarters and executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is (317) 872-3000. We are located on the web at http://www.inin.com. We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the “SEC”) under the Exchange Act. These periodic and current reports and all amendments to those reports are available free of charge on the investor relations page of our website at http://investors.inin.com/sec.cfm. We have included our website address throughout this filing as textual references only. The information contained on our website is not incorporated into this Annual Report on Form 10-K.

Item 1A.             Risk Factors.

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. Such factors may have a material adverse effect on our business, financial condition, and results of operations and you should carefully consider them. Additional risk and uncertainties not presently known to us or which are currently not believed to be material may also affect our actual results. Because of these and other factors, past performance should not be considered an indication of future performance.

The Overall Economic Climate Could Result in Decreased Demand for Our Products and Services

Our products typically represent substantial capital commitments by customers and involve a potentially long sales cycle. As a result, our operations and performance depend significantly on worldwide economic conditions and their impact on customer purchasing decisions.  Given the current economic conditions, current and potential customers are more cognizant of their budgets for communication software, services and systems, which may result in our current or prospective customers delaying and/or reducing their capital spending related to information systems. Some of the factors that could influence the levels of spending by our current or prospective customers include availability of credit, labor and healthcare costs, consumer confidence and other factors affecting spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

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

Our quarterly revenues and operating results depend on many factors, including whether the deployment is on-premises or as a cloud-based offering, the type of license, the size, quantity and timing of orders received for our products during each quarter, the delivery of the related software or hardware and our expectations regarding collection. Because we do not know if or when our partners and current or potential customers will place orders and finalize license agreements, we cannot accurately forecast our licensing activity, our revenues and our operating results for future quarters. We have generally experienced a lengthy initial sales cycle, which can last six to nine months and sometimes longer. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our product revenues and operating results to vary significantly from quarter to quarter which may in turn affect the market price of our common stock. Because of the unique characteristics of our products and our prospective customers’ internal evaluation processes, decisions to license our products often require significant time and executive-level decision making. As a result, sales cycles for customer orders vary substantially from customer to customer. The length of the sales cycle for customer orders depends on a number of other factors over which we have little or no control, including:

•	a customer’s budgetary constraints;

•	the timing of a customer’s budget cycle;

•	concerns by customers about the introduction of new products by us or our competitors; and

•	downturns in general economic conditions, including reductions in demand for contact center services.

Our limited number of products, changes in pricing policies, the timing of development completion, announcement and sale of new or upgraded versions of our products and the effect of cloud-based deployments on recognizing revenues are some of the additional factors that could cause our revenues and operating results to vary significantly from period to period.

We recognize revenues from different licenses over different periods depending on the satisfaction of the requirements of relevant accounting literature, including Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985, Software (“FASB ASC 985”), and ASC Topic 605, Revenue Recognition (“FASB ASC 605”).

A large portion of our operating expenses, including salaries and rent, is fixed and difficult to reduce or modify in a short time period. As a result, our financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

We Have Made Acquisitions and May Pursue Acquisitions That Present Risks and May Not be Successful

We have acquired companies and in the future we may pursue acquisitions to diversify our product offerings and customer base, to strengthen our distribution channel or for other strategic purposes. We cannot provide assurance that our recent or future acquisitions will be successful. The following are some of the risks associated with acquisitions that could have a material adverse effect on our business, financial condition or results of operations:

•	Our acquired businesses may not achieve anticipated revenues, earnings or cash flow.

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

•

We may not generate sufficient cash from operations and our growth could be limited unless we are able to obtain capital through additional debt or equity financings. These financings may not be available as required for acquisitions or other needs, and even if financing is available, it may not be on terms that are favorable to us or sufficient for our needs. In addition, if we finance future acquisitions by issuing common stock for some or all of the purchase price, this could dilute the ownership interest of our shareholders. We may also be required to recognize expense related to intangible assets recorded in future acquisitions.

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

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and certain claims. However, not all of these agreements contain these types of provisions and, where present, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. A product liability, warranty, or other claim brought against us could have a material adverse effect on our business, financial condition or results of operations.

Our software solutions are developed to run on the Microsoft® Windows® operating system and use one or more media servers for voice (telephone call) processing and recording. Our server software also operates in a network environment with database servers, email servers, and third-party systems such as CRM applications and Microsoft® Lync® Server 2010. As a cloud-based solution, our software solutions can be deployed as a CaaS offering via wide area networks. Because of this complexity, our software may be more prone to performance interruptions for our customers than traditional hardware-based products. Performance interruptions at our customer sites, some of which currently do not have back-up systems, could affect demand for our products or give rise to claims against us.

If Our Customers Do Not Perceive Our Products or the Related Services Provided by Us or Our Partners to Be Effective or of High Quality, Our Brand and Name Recognition Will Suffer

We believe that establishing and maintaining brand and name recognition is critical for attracting, retaining and expanding customers in our target markets. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in providing high-quality products and related services, including installation, training and maintenance, none of which can be assured. If our customers do not perceive our products or related services to be effective or of high quality, our brand and name recognition would suffer which could have a material adverse effect on our business, financial condition or results of operations.

We Face Competitive Pressures, Which May Affect Us Adversely

The market for our software applications is highly competitive and, because there are relatively low barriers to entry in the software market, we expect competitive pressures to continue to be a risk to our ongoing success in the market. In addition, because our industry is evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may be introduced into our markets. Currently, our competition comes from several different market segments, including computer telephony platform developers, computer telephony applications software developers and telecommunications equipment vendors. Additionally, alternative deployment strategies, such as software as a service, are offered by certain companies. We cannot provide assurance that we will be able to compete effectively against current and future competitors in these market segments, or in new market segments with new types of competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Our Cloud-Based Applications Present Execution and Competitive Risks

We are devoting significant resources to extend our cloud-based alternative to our traditional, on-premises offerings. Certain competitors offer alternative cloud-based services for consumers and business customers. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provide us with a solid foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to certain software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs have negatively impacted, and may continue to negatively impact our operating margins. Whether we are successful in this new business model depends on our execution in a number of areas, including:

·	continuing to innovate and bring to market compelling cloud-based experiences that generate increasing traffic,

·	improving the performance of our cloud-based services, and

·	continuing to enhance the attractiveness of our cloud-based platforms to partners.

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

For certain of our orders, we supply hardware to support the implementation of our software. We are dependent on third parties for the supply of hardware components to our customers. If these hardware distributors experience financial, operational or quality assurance difficulties, or if there is any other disruption in our relationships, we may be required to locate alternative hardware sources. We are also subject to the following risks related to our hardware distribution system:

·	cancellations of orders or delays in delivering orders due to unavailability of hardware;
·	increased hardware prices, which may reduce our gross profit or make our products less price competitive;
·	additional development expense to modify our products to work with new hardware configurations; and
·	performance issues resulting from product changes by our hardware suppliers.

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

Existing and New Reseller Partners are Critical to Continued Growth

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining productive relationships with our existing and future reseller partners and in recruiting and training additional reseller partners. We rely primarily on these partners to market and support our products and plan on continuing to rely heavily on such partners in the future. We continue to expand our partner and distribution networks and may be unable to attract additional partners with both voice and data expertise or appropriate partners that will be able to market our products effectively and that will be qualified to provide timely and cost-effective customer support and service. We generally do not have long-term or exclusive agreements with our partners, and the loss of specific larger partners or a significant number of partners could materially adversely affect our business, financial condition or results of operations. In addition, due to the current economic conditions, the risk of failure of a specific partner or a significant number of partners is increased, which failure could also materially adversely affect our business, financial condition or results of operations.

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

We May Not Be Able to Protect Our Proprietary Rights Adequately, Which Could Allow Third Parties to Copy or Otherwise Obtain and Use Our Technology Without Authorization

We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as patents, licensing and other agreements with consultants, suppliers, partners and customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we license our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

Specific, Negotiated Provisions in Agreements May Expose Us to Liability That Is Not Limited in Amount By the Terms of the Contract

Certain contract provisions, principally confidentiality and indemnification obligations in certain of our license agreements, could expose us to risks of loss that, in some cases, are not limited by contract to a specified maximum amount but are generally limited by various pre-conditions to coverage.  We could be subject to additional liability and our business, financial condition and results of operations could be materially and adversely affected if those seeking to enforce these contract provisions are successful in their assertions.

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

We Depend on Key Personnel and Must Retain and Recruit Skilled Personnel, for Which Competition Is Intense

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

Our International Operations Involve Financial and Operational Risks Which May Adversely Affect Our Business and Operating Results

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international partners. Non-North American revenues accounted for 30%, 31% and 27% of our total revenues for each of the years ended December 31, 2012, 2011 and 2010. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. Risks inherent in our international business activities may include the following:

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

Malicious Human Actions or Catastrophic Events May Disrupt Our Operations and Affect Our Operating Results

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

A Failure or Compromise of Our Information Security Measures Could Result in Substantial Harm to Our Reputation, Daily Operations, or Profitability

We utilize web-based systems and applications to process new orders, to provide support services to our customers and partners, and to communicate information to the public.  Because these systems are Internet-facing, they have been, and likely will continue to be, subject to a variety of cyber-attacks, which, if successful, could disrupt our ability to process new orders and provide support services effectively.  Additionally, we house corporate intellectual property and varying amounts of sensitive customer information on our private network and within our cloud-based services environment.

We have implemented technical and administrative controls designed to protect the confidentiality, integrity, and availability of these systems and the data they house.  We have also implemented commercially available products and system tools designed to monitor, detect and/or prevent cyber-attacks and other malicious activity that may occur on our systems.  Additionally, we have developed and implemented processes to respond to and mitigate identified issues quickly and effectively.

If these security measures fail or are compromised or we fail to detect and mitigate any such compromise promptly, it could result in the loss of intellectual property, the breach of sensitive customer information entrusted to our care, damage to our reputation, disruption of routine operations, and/or material financial expense related to the mitigation or response to, or litigation arising from, any particular issue. Although we maintain cyber liability insurance, such insurance may not adequately or timely compensate us for all losses we may incur.

In 2012, we did not experience any such events, either individually or in aggregate, that resulted in any material financial impact or any material loss or exposure of sensitive data.

Changes in Corporate Taxes or Adverse Outcomes Resulting from Examination of Our Income Tax Returns Could Adversely Affect Our Results

Our provision for income taxes could be adversely affected by changes in the valuation of our deferred tax assets and liabilities; by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by expiration of or lapses in the research and development tax credit laws; by transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions into our intercompany research and development cost sharing arrangement; by tax effects of nondeductible stock option expense; by tax costs related to intercompany realignments; by foreign losses not being utilized to offset future taxable income; or by changes in tax laws, regulations and accounting principles, including accounting for uncertain tax positions or interpretations thereof. If amounts included in tax returns are reduced or disallowed, it would reduce our loss carryforwards and tax credits and the amount of expected future non-cash income tax expense used by management and investors. Judgment is required to determine the recognition and measurement attributes prescribed in FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). In addition, FASB ASC 740 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain tax jurisdictions is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We have also recorded state and local income tax incentives as a reduction of certain operating expenses and if those incentives were to be disallowed we may be required to record additional expense. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

As a Holding Company, Interactive Intelligence Depends in Large Part on Dividends from Its Operating Subsidiaries to Satisfy Its Obligations

Interactive Intelligence is a holding company with no business operations of its own. Its only significant assets are the outstanding shares of capital stock of its subsidiaries. As a result, it relies on funds from its current subsidiaries and any subsidiaries that it may form in the future to meet its obligations.

Although We Expect that the Distribution of Latitude Stock and the Transfer of Assets to Subsidiaries of Interactive Intelligence by Its Subsidiary ININ Inc. Will Not Result in Any Immediate Federal Income Tax Liability to Interactive Intelligence or ININ Inc., the Internal Revenue Service May Disagree

After the consummation of the corporate reorganization, ININ Inc. distributed the stock of Latitude to its parent Interactive Intelligence, transferred certain assets to newly created subsidiaries and spun off one of these newly created subsidiaries to Interactive Intelligence.  We do not believe that these actions resulted in any immediate federal income tax liability to Interactive Intelligence or ININ Inc. However, neither Interactive Intelligence nor ININ Inc. has requested nor will request a private letter ruling from the Internal Revenue Service as to the tax consequences of these actions. As a result, the Internal Revenue Service could take the position that these actions do not constitute tax-free transactions. In such case, ININ Inc. may be treated as having instead made a taxable distribution(s), which could result in material tax liability to Interactive Intelligence or ININ Inc. In addition, Interactive Intelligence may incur state income tax as a result of these actions, but we do not believe that these taxes will be material.

We Are Exposed to Fluctuations in the Market Value of Our Money Market Funds and Investments. The Financial Pressure on Investment Institutions Managing Our Investments or the Failure of Such Entities May Lead to Restrictions on Access to Our Investments Which Could Negatively Impact Our Balance of Cash and Cash Equivalents, thus Affecting Our Overall Financial Condition

We maintain an investment portfolio of various holdings and maturities of up to three years. These securities are recorded on our consolidated balance sheets at fair value. This portfolio includes money market funds, notes, bonds and commercial paper of various issuers. If the debt of these issuers is downgraded, the carrying value of these investments could be impaired. In addition, we could also face default risk from some of these issuers, which could cause the carrying value to be impaired. Financial institutions have been under significant pressure over the past several quarters. Should one or more of the financial institutions managing our invested funds experience increased financial pressure resulting in bankruptcy, or the threat of bankruptcy, access to our funds may be restricted for a period of time and may also result in losses on those funds.

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

Changes Made to Generally Accepted Accounting Principles and Other Legislative Changes May Impact Our Business

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

Failure to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) imposes certain duties on us and our executives and directors. We are also required to comply with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities, and we expect these efforts to require the continued commitment of significant resources.

If we fail to maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. Failure to maintain effective internal control over financial reporting could result in a material misstatement or an investigation by regulatory authorities, and could have a material adverse effect on our business and operating results, investor confidence in our reported financial information, and the market price of our common stock.

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

Item 1B.             Unresolved Staff Comments.

None.

Item 2.               Properties.

Our world headquarters are located in approximately 250,000 square feet of space in three office buildings in Indianapolis, Indiana. We lease the space under an operating lease agreement and amendments which expire on March 31, 2018. We also occupy a product distribution center in Indianapolis, Indiana and five regional offices in the United States which are located in Annapolis, Maryland; Herndon, Virginia; Irvine, California; Columbia, South Carolina; and Jacksonville, Florida. Additionally, we lease offices for each of our Canada, EMEA and APAC operations in Montreal, Quebec; Berkshire, United Kingdom; and Kuala Lumpur, Malaysia, respectively, and have several other office leases throughout the United States and in 20 other countries. We rent office space for sales, services, development and international offices under long-term and month-to-month leases. In accordance with FASB ASC Topic 840, Leases, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

We believe all of our facilities, including our world headquarters, regional offices and international offices in EMEA and APAC, are adequate and well suited to accommodate our business operations. We continuously review space requirements to ensure we have adequate room for growth in the future.

Item 3.               Legal Proceedings.

The information set forth under “Legal Proceedings” in Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.                MiNE SAFETY DISCLOSURES

Not applicable

PART II.

Item 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the ticker symbol ININ. The following table sets forth, for the quarterly periods indicated, the high and low common stock prices per share as reported by The NASDAQ Global Select Market:

	2012		2011
Quarter Ended:	High	Low	High	Low
March 31	$31.60	$22.56	$39.00	$25.90
June 30	32.34	24.52	41.97	31.23
September 30	31.44	24.35	40.92	26.76
December 31	34.92	28.52	34.34	20.76

As of February 28, 2013, there were 90 registered holders of record of our common stock.

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

Performance Graph

The following graph compares the cumulative total return to shareholders of our common stock from December 31, 2007 through December 31, 2012 with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (ii) the Research Data Group Software Composite Index (the RDG Software Composite Index). The graph assumes an investment of $100 on December 31, 2007 in each of our common stock, the S&P 500 Index and the RDG Software Composite Index

(and the reinvestment of all dividends). The performance shown is not necessarily indicative of future performance. The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown is not indicative of, and is not intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	Cumulative Total Return
	Years Ended December 31,
	2007	2008	2009	2010	2011	2012
Interactive Intelligence Group, Inc.	$100.00	$24.33	$70.02	$99.28	$86.98	$127.29
S&P 500	100.00	63.00	79.67	79.67	93.61	108.59
RDG Software Composite	100.00	59.33	90.36	90.36	93.66	107.39

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

The remaining information required by this Item 5 concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Item 6.               Selected Consolidated Financial Data.

The following selected consolidated financial data (in thousands, except per share amounts) is qualified in its entirety by, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto contained in Items 7 and 8, respectively, of this Annual Report on Form 10-K. There were no cash dividends declared per common share.

Consolidated Statements of Operations Data:
	Years Ended December 31,
	2012	2011	2010	2009	2008
Total revenues	$237,365	$209,526	$166,315	$131,418	$121,406
Gross profit	157,778	144,101	115,585	91,524	82,268
Operating income	1,083	21,641	23,369	14,441	6,948
Net income	906	14,798	14,901	8,640	4,338

Net income per share:
Basic	$0.05	$0.79	$0.85	$0.51	$0.24
Diluted	0.04	0.74	0.79	0.47	0.23

Consolidated Balance Sheet Data:
	As of December 31,
	2012	2011	2010	2009	2008
Cash and cash equivalents and
investments	$80,630	$92,469	$85,882	$64,979	$45,510
Net working capital	56,069	64,069	70,408	54,149	35,504
Total assets	281,796	232,802	176,232	132,668	105,183
Total shareholders’ equity	144,117	129,974	99,264	67,607	47,247

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Annual Report on Form 10-K, including Item 1 “Business”; Item 6 “Selected Financial Data”; and Item 8 “Financial Statements and Supplementary Data”. Investors should carefully review the information contained in this Annual Report on Form 10-K under Item 1A “Risk Factors”. The following will be discussed and analyzed:

•	Overview

•	Critical Accounting Policies and Estimates

•	2012 Highlights

•	Historical Results of Operations

•	Comparison of Years Ended December 31, 2012, 2011 and 2010

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Off-Balance Sheet Arrangements

Overview

Our Business

We were founded in 1994 and have been developing a fully-integrated suite of applications as part of our Interactive Intelligence Customer Interaction Center®  (“CIC”) platform that manages interactions by telephone, e-mail, fax, voicemail messages, Internet web chat, Short Message Service (“SMS”) text, social media or other communication means. Today we believe we have the broadest set of applications developed by one provider including interactive voice response (“IVR”), automated call distribution (“ACD”), outbound dialing, recording, post-call surveys, workforce management (“WFM”) and private branch exchange (“PBX”) telephone systems. We have also developed a business process automation solution that is based on the communications platform, and is easily managed from a common administrative interface with license keys controlling the functionality and number of users.

In addition to CIC and business process automation, we have acquired companies that provide document management, accounts receivable management and forecasting/capacity planning solutions. These solutions complement the functionality of CIC, expand our market potential, and provide cross-selling opportunities. Our CIC and accounts receivable management solutions can be deployed on-premises or delivered via a cloud-based deployment. We anticipate that cloud-based deployment options will be available for  the other applications we offer within the next year.

Additionally, we provide hardware including servers, gateways and telephone handsets, which are principally obtained from third parties including Hewlett-Packard Company, AudioCodes and Polycom. Certain items such as our Session Initiation Protocol (“SIP”) Station for contact center agents are manufactured to our specifications, and we assemble our Interaction Gateway® using custom designed servers and third party voice cards.

In the past several years there has been a migration of contact centers from legacy Time Division Multiplex (“TDM”) based technology from larger competitors such as Avaya, Aspect and Genesys to Voice over Internet Protocol (“VoIP”). We compete primarily with the incumbent TDM providers and Cisco when customers are implementing VoIP technology. While most of these new VoIP implementations have been on-premises, during the past four years we have seen an increasing move from on-premises to cloud-based alternatives.  Our cloud-based competitors are principally inContact, Inc., Five9, Inc., Echopass Corporation and Contactual Inc.

We market our solutions directly to customers and through a network of over 350 reseller partners throughout the world. We acquired partners in Germany and Australia in 2011 and South Africa and the Netherlands in 2012 to increase our direct presence internationally. In 2012 our partners accounted for 34% of all orders received, with 66% of our orders sold directly to customers. Geographically, 72% of our orders received in 2012 were from the Americas, 20% from Europe, the Middle East and Africa (“EMEA”) and 8% from the Asia-Pacific (“APAC”) region.

Results and Trends in 2012

Our orders increased 48% in 2012 compared to 2011, with a 30% increase in orders from existing customers and a 64% increase in orders from new customers. Orders for our cloud-based deployments continued to increase as a percent of total orders from 11% in 2010 to 23% in 2011 to 35% in 2012. As cloud-based orders increase as a percentage of total orders, an increasing percentage of revenue is deferred from current revenue to recurring, resulting in lower revenues recognized for the current period and lower non-GAAP operating margins, (as discussed under “Historical Results of Operations – Non-GAAP metrics”).

In 2012 on-premises orders increased 25% year-over-year while product revenues were down 4% compared to 2011, primarily due to the deferral of revenue for certain product orders because of their payment terms and because software included in some orders was not generally available by the end of 2012.  Additionally, we received one large order in the fourth quarter of 2012 which required revenue deferral because of specific contract terms.  Cloud-based orders increased 123% in 2012 compared to 2011, and cloud-based revenues, which are included in recurring revenues, increased 54%. As such, our unrecognized future cloud-based revenues increased from $34.6 million at the end of 2011 to $89.6 million at the end of 2012.

A key element of our 2012 strategy was a 27% increase in our investment in sales, marketing and development efforts targeted to aggressively take advantage of our differentiated cloud-based offering. Since a larger portion of the orders received in 2012 were cloud-based and not recognized immediately, the combination of deferred recognition of a larger percent of orders and increasing operating expenses resulted in a decrease in our operating margin in 2012.

To address the expanding interest in cloud-based deployments, we added or expanded data centers in Brazil, the United States and Japan in 2012. These data centers required capital investments of $4.1 million in 2012 and staffing and operational costs for cloud-based deployments increased from $11.2 million in 2011 to $16.0 million in 2012.

Direct orders increased from 47% in 2011 to 66% in 2012 due to a large increase in direct orders and our acquisitions of certain reseller partners. Additionally, while partners are involved in certain of our cloud-based orders, the majority of cloud-based customers are direct customers. As a result of the increase in direct orders, professional services contracts in 2012 increased 89% compared to 2011.  Professional services revenues for cloud-based engagements contracted in 2011 and prior years were deferred and recognized over the subscription period. In 2012, we performed an analysis in accordance with FASB EITF Issue 08-1, Revenue Recognition with Multiple Deliverables, and determined that due to a change in circumstances which occurred in 2012, there is sufficient evidence of standalone value for professional services to account for these as a separate deliverable, thus we now recognize revenue using the proportional performance method instead of deferring revenue over the life of the contract.  As such, for professional service engagements for cloud-based customers contracted in 2012 and later, revenues are recognized as delivered. The increase in professional services contracts combined with the proportional performance method of recognition for professional services for new contracts entered into in 2012, resulted in an increase in recognized professional revenues of 35% from $16.8 million in 2011 to $22.7 million in 2012.

Our gross margin declined to 66.5% in 2012 compared to 68.8% in 2011 because of the comparatively faster increase in cloud-based and services revenues, both of which have lower gross margins than our overall gross margin.

Outlook for 2013

During 2013 we expect total orders to increase by approximately 20% and that cloud-based orders will grow to approximately 50% of total orders. Recurring revenues are expected to increase as a result this increase in cloud-based revenues as well as increases in support revenues. Additionally, we expect services revenues to continue to increase. If the dollar amount and mix between on-premises and cloud-based orders occur as forecasted, we expect total 2013 revenues to be in the range of $285 million to $290 million.

Gross margins for 2013 may decline as our cloud-based revenues and services revenues, both of which have lower gross margins than our overall gross margin, are expected to increase at a faster rate than overall revenues.

The continued shift to cloud-based orders will result in orders received in the current period that will be recognized in future periods. We have announced development of a new version of our cloud-based solution that is targeted to smaller contact centers with less complex implementations, and we are creating an inside sales organization to market to small contact centers. The costs of these efforts are expected to total approximately $5 million during 2013, which are included in the anticipated expense increases for the year, with minimal directly related revenues recognized. Based on these assumptions, we expect our non-GAAP operating margin for 2013 will be between three and five percent.

Critical Accounting Policies and Estimates

We believe our accounting policies listed below are important to understanding our historical and future performance, as these policies affect our reported amounts of revenues and expenses and are applied to significant areas involving management’s judgments and estimates. Such accounting policies require significant judgments, assumptions and estimates used in the preparation of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, and actual results could differ materially from the amounts reported based on these policies. These policies, and our procedures related to these policies, are described below. See also Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a further summary of our significant accounting policies and methods used in the preparation of our consolidated financial statements.

Sources of Revenues and Revenue Recognition Policy

Product revenues are generated from licensing the right to use our software applications and selling hardware as a component of our solution. Recurring revenues are generated from our cloud-based offerings and annual support fees. Services revenues are generated primarily from professional services and educational services. Revenues are generated by direct sales with customers and by indirect sales through a partner channel.

Product Revenues

Our license agreements are substantially all perpetual.  The following criteria must be met before we can recognize any revenue from a license agreement:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Collection is probable; and

•	Delivery has occurred.

Upon meeting the revenue recognition criteria above, we immediately recognize as product revenues the residual amount of the total contract fees if sufficient vendor specific objective evidence (“VSOE”) of fair value exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient VSOE of fair value for the undelivered elements does not exist, we recognize the initial license fee as product revenues ratably over the initial term of the support agreement once support is the only undelivered element. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, when support commences, or no more than six months following the contract date. If the contract includes prepaid support, the support period may be up to 36 months. We determine VSOE of fair value for support in on-premises arrangements based on substantive renewal rates the customer must pay to renew the support. The VSOE of fair value for other services is based on amounts charged when the services are sold in stand-alone sales.

We recognize revenues related to any hardware sales when the hardware is delivered and all other revenue recognition criteria are met.

Recurring Revenues

We generate recurring revenues from our cloud-based offerings and annual support fees. Cloud-based customers pay a minimum monthly fee to use a specified number of software licenses, plus any overages. Customers are billed the greater of their minimum monthly fee or actual usage, and revenue is recognized monthly as the service is delivered. The total contract fee also includes an implementation fee, which is recognized ratably over the term of the contract.

We recognize annual support fees as recurring revenues ratably over the post-contract support period, which is typically 12 months, but may extend up to three years if prepaid.

Services Revenues

We generate revenues from other services that we provide to our customers and partners including fees for professional services and educational services. Revenues from professional services, which include implementing our products, and educational services, which consist of training courses for customers and partners, are recognized as the services are performed for contracts entered into in 2012 and after. Revenues from professional services contracted in 2011 and prior years were deferred and recognized over the subscription period.

Goodwill and Other Intangible Assets

We review goodwill and intangible assets with indefinite lives for impairment at least annually in accordance with Financial Accounting Standards Board (“FASB”) Account Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which amends FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. Guidance requires us to perform the goodwill impairment analysis annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount. As of November 30, 2012, when our annual 2012 goodwill impairment test was performed, we had one reporting segment and therefore our impairment review of goodwill involved reviewing the impairment of the Company as a whole. Identifiable intangible assets such as intellectual property trademarks and patents are amortized over a 10 to 15 year period using the straight-line method. In addition, other intangible assets, such as customer relationships, core technology and non-compete agreements are amortized over a 5 to 18 year period using the straight-line method.  Based on the review of the qualitative events and circumstances outlined in FASB ASU 2011-08, we determined that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, and the two-step process of the goodwill impairment test was not necessary to perform. We determined no indication of impairment existed as of November 30, 2012 when the annual goodwill impairment test was performed.

See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on goodwill and other intangible assets.

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

We record compensation expense for share-based awards using the straight-line method, over the vesting period of the award. Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2012, 2011 and 2010 was $6.7 million, $5.3 million and $4.0 million, respectively. See Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our stock-based compensation.

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

FASB ASC Topic 740, Income Taxes (“FASB ASC 740”), establishes financial accounting and reporting standards for the effect of income taxes. We are subject to Federal and state income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

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

See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our income taxes.

Research and Development

FASB ASC Topic 985,  Software, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Costs incurred by us between completion of the working model and the point at which the product is ready for general release have been insignificant.  Through December 31, 2012, all research and development costs have been expensed. Research and development expense for 2012, 2011 and 2010 was $45.7 million, $35.6 million and $28.3 million, respectively.

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs in connection with loss contingencies are expensed as incurred.

Revenue, Order and Acquisition Highlights

The following tables set forth our total revenues (in millions) and the annual growth percentage over the previous year for the past five years, and also a summary of the orders received during 2011 and 2012. Revenues increased 13% for 2012 compared to 2011,  9% of which was organic and 4% was a result of the incremental revenue from our acquisitions.

Year	Revenues	Growth %
2012	$237.4	13%
2011	209.5	26
2010	166.3	27
2009	131.4	8
2008	121.4	10

Order Results

	Years Ended December 31,
	2012	2011

	($ in thousands)
Increase in dollar amount of total orders from prior year	48%	29%
Increase in dollar amount of on-premises orders from prior year	25%	11%
Increase in dollar amount of cloud-based orders from prior year	123%	187%
Cloud-based orders as a % of total orders	35%	23%
Orders from new customers as a % of total orders	60%	54%
Number of new on-premises customers	230	259
Number of new cloud-based customers	72	44
Total orders greater than $250,000	158	113

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

				Working
			Funding of	Capital
	Description of	Purchase	Purchase	Amount	Escrow	# of
Company	Company	Price	Price	Acquired	Amount	Employees
Agori	Reseller	$4.9 million	Cash on hand	$808,000	$493,000	16

CallTime	Reseller	$11.4 million	Cash on hand	$1.4 million	$2.1 million	21

ATIO	Reseller	$7.0 million	Cash on hand	$1.8 million	$704,000	40

Brightware	Reseller	$6.4 million	Cash on hand	$3.0 million	$461,800	14

Bay Bridge	Provider of Workforce Optimization Software and Services	$12.9 million	Cash on hand	$2.6 million	$1.3 million	22

Historical Results of Operations

The following table sets forth, for the periods indicated, our consolidated financial information as a percentage of total revenues:

	Years Ended December 31,
	2012	2011	2010
Revenues:
Product	37.3%	44.3%	47.6%
Recurring	49.9	44.5	41.7
Services	12.8	11.2	10.7
Total revenues	100.0	100.0	100.0
Costs of revenues:
Product	10.2	12.0	14.4
Recurring	13.6	11.4	10.2
Services	9.6	7.8	5.9
Amortization of intangible assets	0.1	0.1	-
Total costs of revenues	33.5	31.2	30.5
Gross profit	66.5	68.8	69.5
Operating expenses:
Sales and marketing	33.6	30.1	28.3
Research and development	19.2	17.0	17.0
General and administrative	12.5	10.8	10.0
Amortization of intangible assets	0.6	0.5	0.1
Total operating expenses	65.9	58.4	55.4
Operating income	0.6	10.4	14.1
Interest income, net	0.3	0.2	0.2
Other income (expense)	(0.1)	0.1	(0.7)
Total other income	0.2	0.3	(0.5)
Income before income taxes	0.8	10.7	13.6
Income tax expense	0.3	3.5	4.6
Net income	0.5%	7.2%	9.0%

Non-GAAP Metrics

In addition to measures based on accounting principles generally accepted in the United States (“GAAP”), our management monitors non-GAAP diluted earnings per share (“EPS”), non-GAAP net income and non-GAAP operating income to analyze our business. These non-GAAP measures include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments and exclude non-cash stock-based compensation expense, non-cash purchase accounting adjustments and non-cash income tax expense. These measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense, purchase accounting adjustments and non-cash income tax expense amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also uses financial statements that exclude stock-based compensation expense, purchase accounting adjustments and non-cash income tax expense for our internal budgets.   The following table provides a reconciliation of GAAP net income, GAAP operating income and GAAP diluted EPS with their non-GAAP counterparts for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010

Net income, as reported	$906	$14,798	$14,901
Purchase accounting adjustments:
Increase to revenues:
Recurring	522	471	88
Services	-	54	4
Reduction of operating expenses:
Customer relationships	1,341	886	166
Technology	163	140	83
Non-compete agreements	180	180	45
Acquisition costs	281	600	89
Total	2,487	2,331	475
Non-cash stock-based compensation expense:
Costs of recurring revenues	523	422	227
Costs of services revenues	147	101	94
Sales and marketing	2,250	1,677	1,230
Research and development	1,886	1,570	1,178
General and administrative	1,871	1,528	1,250
Total	6,677	5,298	3,979
Non-cash income tax expense	-	2,434	7,176
Non-GAAP net income	$10,070	$24,861	$26,531

Operating income, as reported	$1,083	$21,641	$23,369
Purchase accounting adjustments	2,487	2,331	475
Non-cash stock-based compensation expense	6,677	5,298	3,979
Non-GAAP operating income	$10,247	$29,270	$27,823

Diluted EPS, as reported	$0.04	$0.74	$0.79
Purchase accounting adjustments	0.12	0.12	0.03
Non-cash stock-based compensation expense	0.34	0.27	0.21
Non-cash income tax expense	-	0.12	0.37
Non-GAAP diluted EPS	$0.50	$1.25	$1.40

Comparison of Years Ended December 31, 2012, 2011 and 2010

Revenues

Our revenues include:  (i) product revenues, (ii) recurring revenues, and (iii) services revenues.  During the first quarter of 2012, we reclassified certain rental revenues related to product orders from product revenues to recurring revenues.  Historical amounts have been reclassified based on this new revenue presentation.  Our revenues are generated by direct sales to customers and through our partner channels.

Product Revenues
	Years Ended December 31,
	2012	2011	2010

	($ in thousands)
Product revenues	$88,626	$92,786	$79,295
Change from prior year	(4)%	17%	26%
Percentage of total revenues	37.3%	44.3%	47.7%

Product revenues include on-premises software licenses and hardware and are recognized when revenue recognition criteria are met.

Product revenues decreased $4.2 million, or 4%, in 2012 compared to 2011 primarily because we deferred product revenue of $13.7 million as a result of orders that included software not generally available at the end of 2012, a portion of which are expected to be recognized during 2013. For 2012, CIC related revenue represented 95% of product revenues. The number of CIC users added in 2012 was 113,000 compared to 95,000 in 2011, an increase of 19% and in-line with the increase in on-premises orders of 25% in 2012 compared to 2011. While the mix of applications does vary year to year, we experienced stable per seat pricing.

Product revenues increased $14.9 million, or 19%, in 2011 compared to 2010, primarily due to increases in the dollar amount of orders received from both new and existing customers driven, in particular, by an increasing number of sizable transactions.

Not all software and hardware product orders are recognized as revenue when the orders are received from the customer because of product general availability, certain contractual terms or the collection history with particular customers or partners. Consequently, product revenues for any particular period not only reflect certain of the orders received in the current period but also include certain orders received but deferred in previous periods and recognized in the current period. In addition, a portion of product orders are related to support, and thus that portion is recognized over the support period as recurring revenues.

Recurring Revenues	Years Ended December 31,
	2012	2011	2010

	($ in thousands)
Recurring revenues	$118,343	$93,363	$69,262
Change from prior year	27%	35%	23%
Percentage of total revenues	49.9%	44.6%	41.6%

Recurring revenues include the support fees from on-premises license agreements and revenues from our cloud-based solutions. The support fees are recognized over the support period, generally one year. Cloud-based orders are for periods of one to five years, with an overall average contract term in 2012 of 51 months.

The breakdown of recurring revenues was as follows:

	Years Ended December 31,
	2012	2011	2010

	($ in thousands)
Support fees	$96,322	$79,074	$62,864
Cloud-based	22,021	14,289	6,398
Total	$118,343	$93,363	$69,262

Recurring revenues increased $24.9 million, or 27%, in 2012 compared to 2011 and $24.1 million, or 35%, in 2011 compared to 2010. These increases were due to continued increases in orders for our cloud-based solutions, which once the solutions are deployed, begin to accrete revenues, increases in support fees due to the continued growth of our installed base of on-premises customers, and recent acquisitions. The average number of licensed seats associated with our cloud-based orders was 8,000 in 2012, up from 4,000 in 2011 and 2,000 in 2010. Per seat pricing was consistent between 2012 and 2011, as were renewal rates for support fees.

Our unrecognized contracted cloud-based revenues were $89.6 million and $34.6 million as of December 31, 2012 and 2011, respectively. These unrecognized contracted cloud-based revenues are not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not been invoiced to the customer.

Services Revenues
	Years Ended December 31,
	2012	2011	2010

	($ in thousands)
Services revenues	$30,396	$23,377	$17,758
Change from prior year	30%	32%	44%
Percentage of total revenues	12.8%	11.2%	10.7%

Services revenues primarily include professional and education services fees.

Services revenues increased $7.0 million, or 30%, in 2012 compared to 2011 and $5.6 million, or 32%, from 2010, due to increases in the number and scope of professional service engagements and the number of attendees at our educational classes. The increase from 2010 to 2011 was also the result of the number of large implementations sold directly through our sales force that involved professional services, as well as additional revenues related to our acquisitions. Prior to 2012, professional services revenues related to cloud-based implementations were deferred and recognized over the length of a contract.  In accordance with FASB EITF Issue 08-1 Revenue Recognition with Multiple Deliverables, for contracts signed in 2012, cloud-based engagements were recognized as work was performed which contributed to the year-over-year increase in recognized services revenues from 2011 to 2012. In 2012, 2011 and 2010, professional services revenues of $1.5 million, $3.0 million and $1.4 million, respectively, were deferred.

Services revenues have and will continue to fluctuate based on the product implementation requirements of our customers and partners as well as the number of attendees at our educational classes. We believe services revenues will continue to grow as product and cloud-based revenues increase, order sizes increase and as we contract a greater percent of our orders directly with our customers.

Geographic Mix

The following table sets forth the percentage of revenues derived from each of our geographic regions for the periods presented:

	Years Ended December 31,
	2012	2011	2010
North and Latin America	72.1%	71.0%	75.3%
Europe, Middle East, and Africa	20.1	20.4	19.8
Asia-Pacific	7.8	8.6	5.0

Costs of Revenues
	Years Ended December 31,
	2012	2011	2010

	($ in thousands)
Product	$24,329	$25,095	$23,868
Recurring	32,227	23,801	16,991
Services	22,868	16,389	9,788
Total costs of revenues	$79,424	$65,285	$50,647
Change from prior year	22%	29%	27%
Product cost as a % of product gross revenues	27.5%	27.0%	30.1%
Recurring cost as a % of recurring gross revenues	27.2%	25.5%	24.5%
Services cost as a % of services gross revenues	75.2%	70.1%	55.1%

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

Costs of product revenues decreased $766,000, or 3%, in 2012 compared to 2011. These decreases were primarily due to declines in the amount of hardware included in recognized on-premises orders as well as the shift in total orders from on-premises to cloud-based solutions, which typically include fewer hardware components.

Cost of product revenues increased $1.2 million, or 5%, in 2011 compared to 2010, but product costs as a percentage of product revenues decreased from 30.1% to 26.0%   as a result of fewer orders involving the integration of hardware.

Costs of Recurring Revenues

Costs of recurring revenues consist primarily of compensation expenses for technical support personnel and costs associated with our cloud-based offerings.

Costs of recurring revenues increased $8.4 million, or 35%, in 2012 compared to 2011. These higher costs were primarily due to an increase in compensation expenses, resulting from a 38% increase in staffing through new hires and acquisitions as well as increased data center and telecommunications expenses.

Cost of recurring revenues increased $6.8 million, or 40%, in 2011 compared to 2010, primarily due to an increase in compensation expense as staffing increased year-over-year by 38%, along with a corresponding increase in travel and entertainment expenses.

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

Costs of services revenues increased by $6.5 million, or 40%, in 2012 compared to 2011 and $6.6 million, or 67%, in 2011 compared to 2010.  These higher costs were primarily due to an increase in compensation,  travel, and other related expenses resulting from a  staffing increase of 40% in 2012 and 66% in 2011 through staff hired or added through acquisitions to meet the growing demands for our professional services.  Partially offsetting these increases were deferred professional services costs of $1.5 million, $2.2 million and $1.0 million in 2012, 2011 and 2010, respectively, related to our cloud-based professional services that are recognized ratably over the life of the related cloud-based contracts.

Gross Profit
	Years Ended December 31,
	2012	2011	2010

	($ in thousands)
Gross profit	$157,778	$144,101	$115,585
Change from prior year	9%	25%	26%
Percentage of total revenues	66.5%	68.8%	69.5%

            Gross profit increased by $13.7 million in 2012 compared to 2011 and $28.5 million in 2011 compared to 2010 as a result of the impact of the factors discussed above.

            Gross profit related to our cloud-based offering was $5.8 million in 2012 and our gross margin on cloud-based operations was 26.4% in 2012, up from $3.0 million and 21.4% in 2011 and $494,000 and 7.3% in 2010. We are rapidly adding new cloud-based customers and have built out our data centers for potential customers in advance of revenue generation.

            Gross margin declined to 66.5% in 2012 compared to 68.8% in 2011 because of the comparatively faster increase in cloud-based and services revenues, both of which have lower gross margins than our overall gross margin.

Operating Expenses

Sales and Marketing
	Years Ended December 31,
	2012	2011	2010

	($ in thousands)
Sales and marketing expenses	$79,770	$63,039	$47,072
Change from prior year	27%	34%	20%
Percentage of total revenues	33.6%	30.1%	28.3%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our direct sales, marketing, client success and channel management operations for our on-premises and cloud-based deployments.

Sales and marketing expenses increased by $16.7 million, or 27%, in 2012 compared to 2011 and $16.0 million, or 34%, in 2011 compared to 2010. These increases were primarily due to increases in compensation and travel and entertainment expenses resulting from a staffing increase of 29% in 2012 and 34% in 2011 through staff hired or added through acquisitions, as well as increased spending on marketing programs, including promotional and branding initiatives.

We expect sales and marketing expenses to increase in future periods as we continue expanding our sales organization and increasing our marketing and other promotional efforts. We believe these investments are critical to our future growth as we continue to increase our market share and expand internationally.  In addition, if our cloud-based orders as a percentage of total orders increases, marketing and sales expenses as a percentage of total revenues may increase because revenues for cloud-based deployments are recognized over time while most related sales and marketing expenses are recognized as incurred.

Research and Development
	Years Ended December 31,
	2012	2011	2010

	($ in thousands)
Research and development expense	$45,682	$35,626	$28,349
Change from prior year	28%	26%	18%
Percentage of total revenues	19.2%	17.0%	17.0%

Research and development expenses are comprised primarily of compensation expense, allocated corporate costs and depreciation expenses.

Research and development expenses increased by $10.0 million, or 28%, in 2012 compared to 2011 and $7.3 million, or 26%, in 2011 compared to 2010. These increases were primarily due to increased compensation and other related expenses resulting from a staffing increase of 28% in 2012 and 2011 through additional staff hired and acquired, as well as increases in outsourced services.

We believe that continued investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions. As a result, we expect research and development expenses will continue to increase in future periods.

General and Administrative
	Years Ended December 31,
	2012	2011	2010

	($ in thousands)
General and administrative expense	$29,722	$22,729	$16,584
Change from prior year	31%	37%	20%
Percentage of total revenues	11.5%	10.8%	10.0%

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal, other professional fees and bad debt expense. We expect that general and administrative expenses will continue to increase as we continue to expand our staffing, acquire additional companies and expand our infrastructure consistent with our growth strategy.

General and administrative expenses increased $7.0 million, or 31%, in 2012 compared to 2011 and $6.1 million, or 37%,  in 2011 compared to 2010. These increases were primarily due to an increase in compensation, travel and entertainment expenses, primarily resulting from a staffing increase of 42% in 2012 and 25% in 2011. Additionally, in 2011 the amortization of intangibles related to our acquisitions increased $1.2 million compared to 2010 and professional services increased $1.8 million in 2011 compared to 2010 for outside professional services related to our corporate reorganization, recent acquisitions and various other legal matters within the normal course of business.

Other Income:

Interest Income, net
	Years Ended December 31,
	2012	2011	2010

	($ in thousands)
Cash, cash equivalents, and investments (average)	$86,550	$89,176	$75,431
Interest income, net	772	469	340
Return on investments	0.89%	0.53%	0.45%

Interest income, net, primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which were not material in any years reported, are also included.

Interest earned on investments increased during 2012 compared to 2011 and during 2011 compared to 2010 as a result of increases in investments with maturities between one and three years plus higher cash and investment balances in 2011 compared to 2010. In 2012, these increases were partially offset by lower cash and investment balances. In the first quarter of 2011, we began investing in longer term investments with maturities up to three years to increase our overall yield on investments. We continue to monitor the allocation of funds in which we have invested to maximize our return on investment within our established investment policy. We do not have any investments in subprime assets.

Other Income (Expense)
	Years Ended December 31,
	2012	2011	2010

	($ in thousands)
Other income (expense)	$(189)	$144	$(1,146)

Other income (expense) primarily includes foreign currency transaction gains and losses. These foreign currency gains and losses fluctuate based on the amount of receivables we generate in certain international currencies, the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period.  Other income (expense) for the year ended December 31, 2012 included $289,000 of foreign currency losses, partially offset by a $100,000 usage credit recorded from our credit card provider. The foreign currency gain was $144,000 in 2011 and foreign currency loss was $1.1 million in 2010.

The change in foreign currency in 2012 compared to 2011 was mainly due to the change in value of the euro and Australian dollar.  The change in foreign currency in 2011 compared to 2010 was the result of transferring the majority of our euro cash balances to U.S. dollar. In May 2010, we began utilizing foreign currency hedge transactions to mitigate the impact of exchange rate fluctuations.

Income Tax Expense
	Years Ended December 31,
	2012	2011	2010

	($ in thousands)
Income tax expense	$760	$7,421	$7,662

Our effective tax rate was 46% for the year ended December 31, 2012 compared to 33% for the year ended December 31, 2011. The tax rate is determined by considering the federal tax rate, rates in various states and international jurisdictions in which we have operations, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes.

As of December 31, 2012, we had $3.2 million of various tax credit carryforwards to offset taxable income and taxes payable as described in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

There was no valuation allowance at December 31, 2012, 2011 or 2010. We recorded income tax expense of $760,000 in 2012; however, due to temporary differences which increase income for tax purposes, actual cash payments for income taxes were $3.2 million in 2012.

In January 2013, the Research and Development Tax Credit was extended through December 31, 2013. As of December 31, 2012, we generated $719,000 of federal research and development tax credits, of which, $503,000 will be recognized in the first quarter of 2013.

We have historically used a cost plus basis for calculating taxes in most foreign tax jurisdictions in which we operate.  A cost plus tax basis limits the taxes paid in these foreign jurisdictions to a markup of the costs that we incur in these jurisdictions and is not tied to the actual revenues generated.

Income (loss) before taxes for our foreign subsidiaries, under both the cost plus and reseller models, for 2012, 2011 and 2010 was ($9.5 million),  $1.5 million and $1.2 million, respectively.  The recorded foreign tax expense (benefit) and the related effect on the income tax rates for 2012, 2011 and 2010 were ($2.9 million), $18,000 and $187,000, respectively. The decrease in the income for our foreign subsidiaries during 2012 was due to switching our foreign subsidiaries to the reseller model. The impact of the foreign effective income tax rates could increase as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

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

We determine liquidity by combining cash and cash equivalents and short-term and long-term investments as shown in the table below. Based on our recent performance and current expectations, we believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our working capital requirements and current or expected obligations associated with our operations over the next 12 months and into the foreseeable future.  Our largest potential capital outlay in the future is expected to be related to acquisitions and purchases of furniture and equipment. If our liquidity is not sufficient to purchase a targeted company with our existing cash, we may need to raise additional capital, either through the capital markets or debt financings.

	December 31,
	2012	2011

	($ in thousands)
Cash and cash equivalents	$45,057	$28,465
Short-term investments	23,816	40,589
Long-term investments	11,757	23,415
Total liquidity	$80,630	$92,469

We believe that the funds of Interactive Intelligence and its subsidiaries that are held in foreign accounts can be transferred into the U.S. with limited tax consequences. Given our strong liquidity in the U.S., however, we do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. As of December 31, 2012, Interactive Intelligence held a total of $6.0 million in its various foreign bank accounts and our foreign subsidiaries held a total of $19.2 million in their various bank accounts.  The temporary difference related to unremitted earnings of our foreign subsidiaries as of December 31, 2012, that have not been subject to United States income taxation as dividends and are indefinitely invested outside the United States, was $2.8 million. If we were to repatriate all of those earnings to Interactive Intelligence in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $670,000.

The following table shows the U.S. dollar equivalent of the Company’s foreign account balances for the stated periods:

	As of December 31,
	2012	2011	2010

	($ in thousands)
Euro	$8,807	$7,856	$5,583
British pound	2,405	1,607	207
Australian dollar	6,137	2,346	93
South African rand	3,001	7,175	-
Canadian dollar	3,577	813	75
Other foreign currencies	1,283	389	163
Total	$25,210	$20,186	$6,121

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended December 31,
	2012	2011	2010
Beginning cash and cash equivalents	$28,465	$48,300	$48,497
Cash provided by operating activities	20,006	21,390	28,697
Cash used in investing activities	(10,456)	(51,742)	(41,969)
Cash provided by financing activities	7,042	10,517	13,075
Ending cash and cash equivalents	$45,057	$28,465	$48,300
Days sales outstanding (DSO)	87	88	64

Cash flow from operations decreased $1.4 million in 2012 compared to 2011 and $7.3 million in 2011 compared to 2010. Cash flows from operations consist of our earnings, adjusted for various non-cash expense, such as depreciation and amortization, and balance sheet changes. The three most significant items that have impacted our cash flow from operations include our net income, changes in accounts receivable and changes in deferred revenues.

            Accounts receivable negatively affect our cash flow from operations when our days sales outstanding (“DSO”) increase. Our DSO was relatively flat at December 31, 2012 compared with 2011 primarily due to substantial business that was recorded during the month of December 2012, which contributed to a year-over-year increase in accounts receivable of $12.1 million in 2012. Our DSO in 2011 compared to 2010 increased 24 days, which contributed to a year-over-year increase in accounts receivable of $20.2 million in 2011.

Deferred services revenues increase our cash flow from operations. These balances have generally increased each year with the increase in advance billings of support for our installed base of on-premises customers. Total current and long-term deferred services revenues increased by $15.2 million and $19.2 million as of December 31, 2012 and 2011 compared to December 31, 2011 and 2010, respectively, in part due to corresponding increases in long-term support agreements, which are reflected on the balance sheet as long-term deferred revenues.

Cash used in investing activities decreased $41.3 in 2012 compared to 2011 as a result of a decrease in the purchase of available for sale securities, which was partially offset by $22.7 million of cash used to purchase ATIO, Brightware and Bay Bridge, and increased purchases of property, plant and equipment in 2012.  Cash used in investing activities increased in 2011 compared to 2010 due to transferring a portion of our cash to investment vehicles, purchasing property and equipment totaling $13.3 million, and the purchases of Agori and CallTime for $4.1 million and $9.3 million, respectively.

Cash provided by financing activities decreased $3.5 million in 2012 compared to 2011, and $2.5 million in 2011 compared to 2010 primarily due to decreases in tax benefits from stock-based payment arrangements and proceeds from stock options exercised.

Contractual Obligations

The following amounts set forth in the table are as of December 31, 2012 (in thousands).

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations
Operating lease obligations	$46,061	$8,446	$18,536	$15,916	$3,163
Purchase obligations	12,435	3,134	9,301	-	-
Other obligations	1,702	-	-	1,702	-
Total	$60,198	$11,580	$27,837	$17,618	$3,163

As set forth in the Contractual Obligations table, we have operating lease obligations and purchase obligations that are not recorded in our consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to FASB ASC Topic 840, Leases. These obligations include the operating lease of our world headquarters and the leases of several other locations for our offices in the United States and 20 other countries.  See Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our lease commitments.

In addition, we have signed obligations for activities after December 31, 2012, such as marketing related initiatives, which are included in our purchase obligations. Finally, other obligations include amounts regarding our tax liabilities and uncertain tax positions related to FASB ASC 740. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our uncertain tax positions.

In addition to the amounts set forth in the table above, we have contractual obligations with certain third-party technology companies to pay royalties to them based upon future licensing of their products and patented technologies as well as purchase obligations in which the payments due are based on a percentage of our revenues, and are therefore unknown. We cannot estimate what these future amounts will be.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2012.

    We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. Our software license agreements, in accordance with FASB ASC Topic 460, Guarantees, include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if our software products infringe upon a third party's intellectual property rights, over the life of the agreement. We are not able to estimate the potential exposure related to the indemnification provisions of our license agreements but have not incurred expenses under these indemnification provisions. We may at any time and at our option and expense:  (i) procure the right of the customer to continue to use our software that may infringe a third party’s rights; (ii) modify our software so as to avoid infringement; or (iii) require the customer to return our software and refund the customer the fee actually paid by the customer for our software less depreciation which is generally based on a five-year straight-line depreciation schedule. The customer’s failure to provide timely notice or reasonable assistance will relieve us of our obligations under this indemnification to the extent that we have been actually and materially prejudiced by such failure. To date, we have not incurred, nor do we expect to incur, any material related costs and, therefore, have not reserved for such liabilities.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Canadian dollar, South African rand, Australian dollar, Japanese yen and the euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. During 2010, we began hedging both our accounts receivable and cash that are held in euros. As of December 31, 2012, we had outstanding hedging arrangements for the euro and the Canadian dollar. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. For the years ended December 31, 2012 and 2011, we realized a foreign currency translation loss of $289,000 and a foreign currency translation gain of $210,000, respectively.

For the year ended December 31, 2012, approximately 16% of our revenues and 15% of our expenses were denominated in a foreign currency. As of December 31, 2012, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or (losses), consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $28.6 million. A 10% change in foreign currency exchange rates would have changed the carrying value of these net assets by approximately $2.8 million as of December 31, 2012, with a corresponding foreign currency gain (loss) recognized in our consolidated statements of income.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at December 31, 2012, the fair value of our portfolio would  decrease by approximately $295,000.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Interactive Intelligence Group, Inc.:

We have audited the accompanying consolidated balance sheets of Interactive Intelligence Group, Inc. (the Company) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement Schedule II – Valuation and Qualifying Accounts.  We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Intelligence Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement Schedule II – Valuation and Qualifying Accounts, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Interactive Intelligence Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Indianapolis, Indiana

March 18, 2013

Interactive Intelligence Group, Inc.

Consolidated Balance Sheets

As of December 31, 2012 and 2011

(in thousands, except share amounts)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$45,057	$28,465
Short-term investments	23,816	40,589
Accounts receivable, net of allowance for doubtful accounts of $1,584
at December 31, 2012 and $1,718 at December 31, 2011	68,409	56,331
Deferred tax assets, net	16,600	8,952
Prepaid expenses	15,565	11,474
Other current assets	5,958	4,966
Total current assets	175,405	150,777
Long-term investments	11,757	23,415
Property and equipment, net	26,816	18,304
Goodwill	38,723	22,696
Intangible assets, net	22,676	15,029
Other assets, net	6,419	2,581
Total assets	$281,796	$232,802

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,796	$5,434
Accrued liabilities	23,008	11,111
Accrued compensation and related expenses	13,640	8,870
Deferred product revenues	5,999	3,870
Deferred services revenues	67,893	57,423
Total current liabilities	119,336	86,708
Deferred revenues	18,000	14,141
Deferred tax liabilities, net	99	1,688
Other long-term liabilities	244	291
Total liabilities	137,679	102,828

Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares
issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 authorized;
19,436,918 issued and outstanding at December 31, 2012 and
18,961,497 issued and outstanding at December 31, 2011	194	190
Additional paid-in capital	133,359	119,644
Accumulated other comprehensive loss	(675)	(193)
Retained earnings	11,239	10,333
Total shareholders' equity	144,117	129,974
Total liabilities and shareholders' equity	$281,796	$232,802

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 3012, 2011 and 2010

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Product	$88,626	$92,786	$79,296
Recurring	118,343	93,363	69,261
Services	30,396	23,377	17,758
Total revenues	237,365	209,526	166,315
Costs of revenues:
Costs of product	24,329	25,095	23,868
Costs of recurring	32,227	23,801	16,991
Costs of services	22,868	16,389	9,788
Amortization of intangible assets	163	140	83
Total costs of revenues	79,587	65,425	50,730
Gross profit	157,778	144,101	115,585
Operating expenses:
Sales and marketing	79,770	63,039	47,072
Research and development	45,682	35,626	28,349
General and administrative	29,722	22,729	16,584
Amortization of intangible assets	1,521	1,066	211
Total operating expenses	156,695	122,460	92,216
Operating income	1,083	21,641	23,369
Other income (expense):
Interest income, net	772	434	340
Other income (expense)	(189)	144	(1,146)
Total other income (expense)	583	578	(806)
Income before income taxes	1,666	22,219	22,563
Income tax expense	760	7,421	7,662
Net income	$906	$14,798	$14,901
Other comprehensive income:
Foreign currency translation adjustment	(645)	(74)	-
Net unrealized investment gain (loss) – net of tax	163	93	(101)
Comprehensive income	$424	$14,817	$14,800

Net income per share:
Basic	$0.05	$0.79	$0.85
Diluted	0.04	0.74	0.79

Shares used to compute net income per share:
Basic	19,241	18,714	17,563
Diluted	20,162	19,885	18,894

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

						Retained
				Additional	Accumulated Other	Earnings
	Common Stock		Treasury	Paid-in	Comprehensive	(Accumulated
	Shares	Amount	Stock	Capital	Income	Deficit)	Total
Balances, January 1, 2010	17,277	$173	(6,242)	$92,807	$8	$(19,139)	$67,607

Stock-based compensation expense	-	-	-	3,979	-	-	3,979
Exercise of stock options	861	9	6,078	580	-	(227)	6,440
Issuances of common stock	20	-	164	186	-	-	350
Tax benefits from stock-based payment arrangements	-	-	-	6,285	-	-	6,285
Net income	-	-	-	-	-	14,901	14,901
Net unrealized investment loss	-	-	-	-	(298)	-	(298)
Balances, December 31, 2010	18,158	$182	$-	$103,837	$(290)	$(4,465)	$99,264

Stock-based compensation expense	-	-	-	5,298	-	-	5,298
Exercise of stock options	786	8	-	6,663	-	-	6,671
Issuances of common stock	17	-	-	510	-	-	510
Tax benefits from stock-based payment arrangements	-	-	-	3,336	-	-	3,336
Net income	-	-	-	-	-	14,798	14,798
Foreign currency translation adjustment	-	-	-	-	(74)	-	(74)
Net unrealized investment gain	-	-	-	-	171	-	171
Balances, December 31, 2011	18,961	$190	$-	$119,644	$(193)	$10,333	$129,974

Stock-based compensation expense	-	-	-	6,676	-	-	6,676
Exercise of stock options	430	4	-	5,026	-	-	5,030
Issuances of common stock	26	-	-	680	-	-	680
Issuance of restricted stock units	20	-	-	(253)	-	-	(253)
Tax benefits from stock-based payment arrangements	-	-	-	1,586	-	-	1,586
Net income	-	-	-	-	-	906	906
Foreign currency translation adjustment	-	-	-	-	(645)	-	(645)
Net unrealized investment gain	-	-	-	-	163	-	163
Balances, December 31, 2012	19,437	$194	$-	$133,359	$(675)	$11,239	$144,117

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 3012, 2011 and 2010

(in thousands)

	December 31,
	2012	2011	2010
Operating activities:
Net income	$906	$14,798	$14,901
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	7,975	5,669	4,284
Amortization	1,776	1,209	450
Other non-cash items	(906)	37	(113)
Stock-based compensation expense	6,677	5,298	3,979
Tax benefits from stock-based payment arrangements	(1,586)	(3,336)	(6,285)
Deferred income tax	(12,311)	(524)	(245)
Amortization (accretion) of investment premium (discount)	846	(1,165)	(235)
Loss on disposal of fixed assets	74	4	-
Changes in operating assets and liabilities:
Accounts receivable	(10,166)	(13,313)	(2,040)
Prepaid expenses	(3,918)	(2,888)	(1,423)
Other current assets	(975)	(85)	(1,054)
Other assets	(3,838)	(1,778)	(114)
Accounts payable	5,071	(7,700)	5942
Accrued liabilities	11,941	6,918	4408
Accrued compensation and related expenses	4,400	(918)	1,370
Deferred product revenues	1,190	489	(2,329)
Deferred services revenues	12,850	18,675	7,201
Net cash provided by operating activities	20,006	21,390	28,697
Investing activities:
Sales of available-for-sale investments	58,235	73,118	21,815
Purchases of available-for-sale investments	(30,348)	(98,205)	(42,978)
Purchases of property and equipment	(15,554)	(13,280)	(5,478)
Acquisitions, net of cash	(22,651)	(13,376)	(15,328)
Unrealized (gain) loss on investment	(138)	1	-
Net cash used in investing activities	(10,456)	(51,742)	(41,969)
Financing activities:
Proceeds from stock options exercised	5,029	6,671	6,440
Proceeds from issuance of common stock	680	510	350
Employee taxes withheld for restricted stock units	(253)	-	-
Tax benefits from stock-based payment arrangements	1,586	3,336	6,285
Net cash provided by financing activities	7,042	10,517	13,075
Net increase (decrease) in cash and cash equivalents	16,592	(19,835)	(197)
Cash and cash equivalents, beginning of period	28,465	48,300	48,497
Cash and cash equivalents, end of period	$45,057	$28,465	$48,300

Cash paid during the year for:
Interest	$5	$3	$1
Income taxes	3,213	2,835	853

Other non-cash item:
Purchase of property and equipment payable at end of period	44	70	(23)

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

The Company is a recognized leader in the global market for contact center and business communications solutions, offering a suite of applications that can be deployed as a cloud-based or on-premises multichannel communications platform. This platform is also the foundation of the Company's solutions for unified communications and business process automation. The Company’s solutions are used by businesses and organizations across a wide range of industries, including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services.

            The Company commenced principal operations in 1994 and revenues were first recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in 12 other countries. The Company’s world headquarters are located in Indianapolis, Indiana with regional offices throughout the United States and 20 other countries. The Company markets its software applications in the Americas, Europe, the Middle East and Africa, and Asia-Pacific.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, management reevaluates these estimates including those related to revenue recognition, allowance for doubtful accounts, stock-based compensation, research and development, legal, other assets and accounting for income taxes. Despite management’s best effort to establish good faith estimates and assumptions, actual results could differ from these estimates.

Reclassifications and Adjustments

Effective January 1, 2012, the Company reclassified certain rental revenues which were included in product revenues in prior periods as recurring revenues. In prior years, these revenues were not significant; however, as we have signed additional agreements with increasing revenues, we concluded that it is appropriate to report these revenues as recurring. For the years ended December 31, 2011 and 2010, $1,950,000 and $522,000 respectively, have been reclassified as recurring revenues based on this new revenue presentation. The reclassification did not have any impact on the overall results previously reported.

Revenue Recognition

The Company reports three types of revenues: product revenues, recurring revenues, and services revenues. Product revenues are generated from licensing the right to use its software applications on-premises, and in certain instances, selling hardware as a component of the solution. Recurring revenues are generated by annual support fees and by the Company’s cloud-based offering. Services revenues are generated primarily from professional services and educational services. Revenues are generated by direct sales with customers and by indirect sales through a partner channel.

Product Revenues

Substantially all of the Company’s license agreements are perpetual.  For any revenues to be recognized from a license agreement, the following criteria must be met:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Collection is probable; and

•	Delivery has occurred.

For a perpetual license agreement, upon meeting the revenue recognition criteria above, the Company immediately recognizes as product revenues the residual amount of the total contract fees if sufficient vendor specific objective evidence (“VSOE”) of fair value exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient VSOE of fair value for the undelivered elements does not exist, the Company recognizes the initial license fee as product revenues ratably over the initial term of the support agreement once support is the only undelivered element. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, when support commences, or no more than six months following the contract date. If the contract includes prepaid support, the support period may be up to 36 months. The Company determines VSOE of fair value for support in on-premises agreements based on substantive renewal rates the customer must pay to renew the support. The VSOE of fair value for other services is based on amounts charged when the services are sold in stand-alone sales.

The Company sells hardware manufactured by third parties, which does not contain the Company’s software, and certain appliances, including the Interaction Gateway and the Interaction Media Server, which combine third-party hardware and the Company’s Interaction Gateway or Interaction Media Server software. These appliances are not pre-loaded with the Company’s Customer Interaction Center (“CIC”) software and the Company does not require its customers to purchase these items directly from them. The Company’s CIC software will still function properly on hardware, gateways or media servers purchased from other vendors. Although the appliances mentioned above are a combination of hardware and software, the software does not primarily function together with the hardware to provide the hardware’s essential functionality. In addition, the Interaction Media Server software can be purchased separately and loaded on to other media servers the customer already owns or purchased from another vendor. The Company recognizes revenues related to hardware sales when the hardware is delivered and all other revenue recognition criteria are met.

Contracts that contain both software and hardware are reviewed to allocate the deliverables into separate units of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605-25, Revenue Recognition – Multiple Element Arrangements. The units of accounting fall into one of two categories:  software or non-software related products.  FASB ASC 605-25 is used to allocate the fair value of each.

Recurring Revenues

The Company generates recurring revenues from its cloud-based offering and annual support fees. For cloud-based contracts, customers pay a minimum monthly fee to use a specified number of software licenses, plus any overages over the minimum. Customers are billed the greater of their minimum monthly fee or actual usage, and revenue is recognized monthly as the service is delivered. The total contract fee also includes an implementation fee, which is recognized ratably over the term of the contract.

The Company recognizes annual support fees as recurring revenues ratably over the post-contract support period, which is typically 12 months, but may extend up to three years if prepaid.

Services Revenues

The Company generates revenues from other services that it provides to its customers and partners including fees for professional services and educational services. Revenues from professional services, which include implementing the Company’s products, and educational services, which consist of training courses for customers and partners, are recognized as the related services are performed.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company estimates bad debt expense based on a percentage of revenue reported and a detailed analysis of receivables each period.  The Company reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of its accounts receivable. In the analysis, the Company primarily considers the age of the customer’s or partner’s receivable and also considers the creditworthiness of the customer or partner, the economic conditions of the customer’s or partner’s industry, and general economic conditions, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of its future allowance for doubtful accounts.

If payment is not made timely, the Company will contact the customer or partner to try to obtain the payment. If this is not successful, the Company will institute other collection practices such as generating collection letters, charging interest, involving sales personnel and ultimately terminating the customer’s or partner’s access to future upgrades, licenses and technical support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life. The Company leases its office space under operating lease agreements. In accordance with FASB ASC Topic 840, Leases (“FASB ASC 840”), for operating leases with escalating rent payments, the Company records these rent payments on a straight-line basis over the life of the lease.

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

Goodwill and Other Intangible Assets

The Company reviews its goodwill and intangible assets with indefinite lives for impairment at least annually in accordance with FASB Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which amends FASB ASC Topic 350, Intangibles – Goodwill and Other. This guidance requires us to perform the goodwill impairment analysis annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount. As of November 30, 2012 when our annual 2012 goodwill impairment test was performed, we had one reporting segment and therefore our impairment review of goodwill involved reviewing the impairment of the Company as a whole. Identifiable intangible assets such as intellectual property trademarks and patents are amortized over a 10 to 15 year period using the straight-line method. In addition, other intangible assets, such as customer relationships, core technology and non-compete agreements are amortized over a 5 to 18 year period using the straight-line method.  Based on the review of the qualitative events and circumstances outlined in FASB ASU 2011-08, the Company determined that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, and the two-step process of the goodwill impairment test was not necessary to perform. We determined no indication of impairment existed as of November 30, 2012 when the annual goodwill impairment test was performed.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for 2012, 2011 and 2010 was $1.9 million, $1.8 million and $1.4 million, respectively.

Research and Development

Research and development expenditures are expensed as incurred. FASB ASC Topic 985, Software, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2012, all research and development costs have been expensed. Research and development expense for 2012, 2011 and 2010 was $45.7 million, $35.6 million and $28.3 million, respectively.

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

The Company records compensation expense for share-based awards using the straight-line method, which is recorded into earnings over the vesting period of the award. Stock-based compensation expense for employee and director stock options and restricted stock units recognized under FASB ASC 718 for the years ended December 31, 2012, 2011 and 2010 was $6.7 million, $5.3 million and $4.0 million, respectively. See Note 5 for further information on the Company’s stock-based compensation.

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

As of December 31, 2012, the Company had $3.2 million in tax credit carryforwards recorded as deferred tax assets. There was no valuation allowance at December 31, 2012. The Company will continue to evaluate the valuation of deferred tax assets in accordance with the requirements of FASB ASC 740. See Note 9 for further information on the Company’s income taxes.

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

	Years Ended December 31,
	2012	2011	2010
Net income, as reported (A)	$906	$14,798	$14,901

Weighted average shares of common stock outstanding (B)	19,241	18,714	17,563
Dilutive effect of employee stock options	921	1,171	1,331
Common stock and common stock equivalents (C)	20,162	19,885	18,894

Net income per share:
Basic (A/B)	$0.05	$0.79	$0.85
Diluted (A/C)	0.04	0.74	0.79

Anti-dilutive shares not included in the diluted per share calculation for 2012, 2011 and 2010 were 726,000, 305,000 and 820,000, respectively.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). The Company reports unrealized gains (losses) on marketable securities and foreign currency translation adjustments as other comprehensive income (loss).

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

3.            INVESTMENTS

The Company’s short-term investments all mature in less than one year and the Company’s long-term investments mature between one and three years. Both long-term and short-term investments are considered available for sale. In 2012 and 2011, the Company purchased short-term investments for $21.7 million and $66.2 million, respectively. As of December 31, 2012 and 2011, $23.8 million and $40.6 million, respectively, in short-term investments and $11.8 million and $23.4 million, respectively, in long-term investments were outstanding and were recorded at their fair values. The Company does not invest in subprime assets.

Gross realized gains and losses included in interest income, net totaled less than $10,000 in each of 2012, 2011 and 2010.

Interest income was $772,000, $434,000, and  $340,000 in 2012, 2011 and 2010, respectively.

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

The Company’s assets that are measured at fair value are classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted prices in active markets include money market securities. Such instruments are classified within Level 1 of the fair value hierarchy. The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include corporate notes, agency bonds, commercial paper, certificates of deposit, and international government bonds. Such instruments are classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheet, measured at fair value as of December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements at December 31, 2012 Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$42,964	$42,964	$-	$-
Money market funds	2,093	2,093	-	-
Total	$45,057	$45,057	$-	$-

Short-term investments:
Corporate notes	$21,568	$-	$21,568	$-
Commercial paper	1,298	-	1,298	-
Certificates of deposit	950	-	950	-
Total	$23,816	$-	$23,816	$-

Long-term investments:
Corporate notes	$10,738	$-	$10,738	$-
Agency bonds	1,019	-	1,019	-
Total	$11,757	$-	$11,757	$-

	Fair Value Measurements at December 31, 2011 Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$25,438	$25,438	$-	$-
Money market funds	3,027	3,027	-	-
Total	$28,465	$28,465	$-	$-

Short-term investments:
Corporate notes	$29,084	$-	$29,084	$-
Agency bonds	5,409	-	5,409	-
Commercial paper	4,997	-	4,997	-
Certificates of deposit	1,099	-	1,099	-
Total	$40,589	$-	$40,589	$-

Long-term investments:
Corporate notes	$21,395	$-	$21,395	$-
Agency bonds	2,020	-	2,020	-
Total	$23,415	$-	$23,415	$-

4.   PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Computer equipment	$26,035	$20,655
Leasehold improvements	14,846	11,310
Furniture and fixtures	8,525	6,736
Software	3,024	2,317
Office equipment	1,428	1,232
Trade show equipment and other	565	514
Construction in process	3,789	819
Total property and equipment	58,212	43,583
Less accumulated depreciation	(31,396)	(25,279)
Net property and equipment	$26,816	$18,304

Property and equipment is depreciated over useful lives of 3 to 7 years, except for leasehold improvements, which are depreciated over the lesser of the term of the related lease or the estimated useful life, and vary from 3 to 15 years. During the year ended December 31, 2012, the Company reduced assets and accumulated depreciation by $1.9 million for fully depreciated computer and software equipment that was seven years old or older and was no longer in use.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC 718 for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,

	2012	2011	2010
Stock-based compensation expense by category:
Costs of recurring revenues	$523	$429	$10
Costs of services revenues	147	94	311
Sales and marketing	2,250	1,677	1,230
Research and development	1,886	1,570	1,178
General and administrative	1,871	1528	1,250
Total stock-based compensation expense	$6,677	$5,298	$3,979

Effect of stock-based compensation expense on net income per share:
Basic	$(0.35)	$(0.28)	$(0.23)
Diluted	(0.33)	(0.27)	(0.21)

            At each quarter end, the Company evaluates the probability that the performance awards granted during the first quarter will be forfeited at year-end for non-performance and reverses the associated expense recorded in previous periods. During the fourth quarter of 2012, 2011 and 2010, the Company reversed stock option expense recorded in previous periods associated with these options totaling $54,000 in 2012, $69,000 in 2011 and $54,000 in 2010. After taking into account the options that were cancelled during 2012, 2011 and 2010, the estimated total grant date fair value, not accounting for estimated forfeitures, is as follows (in thousands):

	Number of Options Granted	Number of Options Cancelled	Grant Date Fair Value
Year:
2012	416	21	$4,896
2011	370	46	5,655
2010	642	26	6,400

            As required by FASB ASC 718, management has made an estimate of expected forfeitures and is recognizing compensation expense only for those stock awards expected to vest. For the year ended December 31, 2012, the Company estimated that the total stock-based compensation expense for the awards not expected to vest was $240,000, with such amounts deducted to arrive at the fair value of $4.7 million.

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. Non-performance-based options are typically granted throughout the year to newly-elected non-employee directors and newly-hired employees of the Company, and are granted annually to management. Performance-based options are only granted to sales and marketing employees during the first quarter of each year and annual option grants to non-employee directors only occur during the second quarter of each year. The weighted-average estimated per option value of non-performance-based, performance-based and director options under the stock option plans during the years ended December 31, 2012, 2011 and 2010 was $12.21, $16.18 and $10.43, respectively, using the following assumptions:

	Years Ended December 31,
Valuation assumptions for non-performance-based options:	2012	2011	2010
Dividend yield	-%	-%	-%
Expected volatility	59.04 - 64.70%	62.42 - 64.68%	64.74 - 69.10%
Risk-free interest rate	0.53 - 0.71%	0.69 - 1.74%	1.19 - 2.06%
Expected life of option (in years)	4.25	4.25	4.25

	Years Ended December 31,
Valuation assumptions for performance-based options:	2012	2011	2010
Dividend yield	-%	-%	-%
Expected volatility	63.23%	65.55%	67.81%
Risk-free interest rate	0.79%	1.97%	2.30%
Expected life of option (in years)	4.75	4.75	4.75

	Years Ended December 31,
Valuation assumptions for annual director options:	2012	2011	2010
Dividend yield	-%	-%	-%
Expected volatility	57.10%	64.38%	64.43%
Risk-free interest rate	0.49%	0.93%	1.41%
Expected life of option (in years)	3.50	3.50	3.50

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

Expected Term: The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined using the simplified method as described in FASB ASC 718 for the Company's plain-vanilla options. The Company chose to use the simplified method given the lack of historical data for the current expiration term of six years and the non-employee director options that fully vest in one year. FASB ASC 718 permits the continued use of this method after December 31, 2007 if the Company does not believe it has sufficient historical data to support another method.  The Company does not have sufficient historical data to estimate an expected term for its performance-based options and therefore uses 4.75 years, the same life as the plain-vanilla options but adjusted for the performance-based options having an additional year life.  The earned performance-based options accounted for 8%, 5%, and 7% of total options granted in 2012, 2011 and 2010, respectively.

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

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight-line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Balances, beginning of year	2,665,654	$15.16	3,129,373	$11.58	3,425,743	$9.36
Options granted	401,000	24.87	369,500	32.39	641,500	19.48
Options exercised	(429,956)	11.69	(786,832)	8.47	(860,669)	7.48
Options cancelled, forfeited or expired	(5,500)	14.05	(46,387)	18.05	(77,201)	25.02
Options outstanding at end of year	2,631,198	17.21	2,665,654	15.16	3,129,373	11.58
Option price range at end of year	$2.89-37.76		$2.59 - 37.76		$2.51 - 35.00
Weighted-average fair value of options granted during the year	$12.21		$16.18		$10.43
Options exercisable at end of year	1,579,982	13.33	1,528,020	11.23	1,804,922	8.92

The following table sets forth information regarding the Company’s stock options outstanding and exercisable at December 31, 2012:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of Exercise				Contractual	Exercise		Exercise
Prices			Number	Life	Price	Number	Price
$2.89	-	$5.61	284,559	1.22	$4.60	284,559	$4.60
5.72	-	6.03	186,405	1.45	5.83	186,405	5.83
6.66	-	6.66	316,734	2.14	6.66	206,859	6.66
6.70	-	14.86	264,366	1.33	13.12	255,273	13.25
15.10	-	19.34	254,204	1.94	17.79	217,331	17.83
19.66	-	19.66	435,368	3.16	19.66	187,493	19.66
19.77	-	22.92	139,062	0.68	20.74	125,312	20.58
24.50	-	24.50	310,000	5.17	24.50	-	-
25.00	-	30.92	106,000	5.15	26.89	8,750	27.71
32.33	-	37.76	334,500	4.23	32.55	108,000	32.56
Total shares/average price			2,631,198	2.73	17.21	1,579,982	13.33

The total intrinsic value of options exercised during the year ended December 31, 2012 was $7.3 million. The aggregate intrinsic value of options outstanding as of December 31, 2012 was $43.0 million and the aggregate intrinsic value of options currently exercisable as of December 31, 2012 was $31.9 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $33.54 as of December 31, 2012, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2012 represented 1.6 million shares with a weighted average exercise price of $13.32.

As of December 31, 2012, there was $7.9 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 1.84 years.

The following table sets forth a summary of RSU activity for the year ended December 31, 2012:

		Weighted-
		Average Grant
	Awards	Date Price
Balances, beginning of year	116,340	$32.48
RSUs granted	152,800	28.34
RSUs vested	(29,036)	32.48
RSUs forfeited	(9,082)	31.88
RSUs outstanding	231,022	29.77

As of December 31, 2012, there was $5.4 million of total unrecognized compensation cost related to non-vested RSUs. These costs are expected to be recognized over the weighted average remaining vesting period of 2.77 years.

As of December 31, 2012, 2011 and 2010 there were 753,883, 1,292,851 and 1,714,554 shares of stock, respectively, available for issuance for equity compensation awards under the 2006 Plan.  In May 2010, the Company’s shareholders approved an amendment to the 2006 Plan which increased the number of shares available for grant by 1,200,000 shares.

2000 Employee Stock Purchase Plan

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). A total of 500,000 shares of common stock were reserved for issuance under the 2000 Purchase Plan. In May 2005, the shareholders of the Company approved an amendment to the 2000 Purchase Plan that increased the number of shares of common stock available for purchase and issuance to 750,000. The 2000 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of their total compensation up to a maximum of $1,000 per pay period. The price at which the Company’s common stock may be purchased is 95% of the fair market value of the Company’s closing common stock price, as reported on The NASDAQ Global Select Market, on the last business day of the quarter. The actual purchase date is generally on the first business day of the next calendar quarter. An employee may set aside up to $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000. A total of 25,644 shares, 16,912 shares and 20,130 shares were purchased and issued during 2012, 2011 and 2010, respectively, under the 2000 Purchase Plan at an average price of $26.50, $30.16 and $16.69, respectively. As of December 31, 2012, there were 107,730 shares available for purchase and issuance under the 2000 Purchase Plan.

The 2000 Purchase Plan was modified, as of January 1, 2006, to ensure that it was considered non-compensatory under FASB ASC 718. As a result, the Company has not recognized any stock-based compensation expense related to its 2000 Purchase Plan.

6.   LEASE COMMITMENTS

The Company’s world headquarters are located in approximately 250,000 square feet of space in three office buildings in Indianapolis, Indiana. The Company leases the space under an operating lease agreement and amendments which expire on March 31, 2018. The Company also occupies a product distribution center in Indianapolis, Indiana and has several other office leases throughout the United States and in 20 other countries with initial lease terms of up to five years. The Company rents office space for sales, services, development and international offices under month-to-month leases. In accordance with FASB ASC 840, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

The Company believes that all of its facilities are adequate and well suited to accommodate its business operations. The Company continuously reviews space requirements to ensure it has adequate room for growth in the future.

Rent expense, net was $9.1 million, $6.7 million and $5.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Minimum future lease payments under the Company’s operating leases as of December 31, 2012 are summarized as follows (in thousands):

2013	$8,600
2014	9,434
2015	9,102
2016	8,765
2017	7,151
Thereafter	3,163
Total minimum lease payments	$46,215

7.    CONCENTRATION OF CREDIT RISK

The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. Also, the Company evaluates the creditworthiness of its customers and partners on a periodic basis and generally does not require collateral.

No customer or partner accounted for 10% or more of the Company’s revenues in 2012, 2011 or 2010 or for 10% or more of the Company’s accounts receivable as of December 31, 2012 and 2011. The Company’s top five partners collectively represented 21% and 26% of the Company’s accounts receivable balance at December 31, 2012 and 2011, respectively. No individual country accounted for more than 10% of the Company's revenues, with the exception of the United States, which accounted for 63% of the Company’s, for the years ended December 31, 2012, 2011 and 2010.

8.   RETIREMENT SAVINGS PLAN

The Company maintains a 401(k) retirement savings plan (the “Plan”) to provide retirement benefits for substantially all of its North American employees. Participants in the Plan may elect to contribute up to 50% of their pre-tax annual compensation to the Plan, limited to the maximum amount allowed by the Internal Revenue Code, as amended. The Company, at its discretion, may also make annual contributions to the Plan.

Effective July 1, 2012, the Plan Administrator approved an amendment to the Plan Document to exclude temporary and leased employees from being able to participate in the Plan.

For the year ended December 31, 2012, subject to meeting specified operating targets, the Company matched up to 33% of the first 9% of a participant’s pre-tax compensation contributed to the Plan. For the year ended December 31, 2012, the Company’s performance resulted in no match; however due to the Company’s high order growth performance, its Board of Directors granted a discretionary match for the maximum contribution of $1.5 million, which was contributed to the employees’ accounts in February of 2013.

For the years ended December 31, 2011 and 2010, subject to meeting specified operating targets, the Company matched up to 33% of the first 9% of a participant’s pre-tax compensation contributed to the Plan. For the years ended December 31, 2011 and 2010, the Company’s performance resulted in a match for the full amount of $1.3 million and $909,000, respectively, which was contributed to the employees’ accounts in February each of the following years.

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

For the year ended December 31, 2013, if the Company reports non-GAAP net income, the Company anticipates matching up to 33% of the first 9% of a participant’s pre-tax compensation contributed to the Plan.

Although the Company has not expressed any intent to terminate the Plan, it has the option to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974. Upon termination of the Plan, either full or partial, participants become fully vested in their entire account balances.

9.             INCOME TAXES

The following table sets forth information regarding the United States and foreign components of income tax expense (benefit) for 2012, 2011 and 2010 (in thousands):

	Current	Deferred	Total
2012
United States Federal	$9,670	$(7,844)	$1,826
State and local	1,705	(1,060)	645
Foreign jurisdiction	1,696	(3,407)	(1,711)
Total	$13,071	$(12,311)	$760

2011
United States Federal	$5,176	$712	$5,888
State and local	1,421	(435)	986
Foreign jurisdiction	547	--	547
Total	$7,144	$277	$7,421

2010
United States Federal	5,659	502	6,161
State and local	1,364	(552)	812
Foreign jurisdiction	689	--	689
Total	$7,712	$(50)	$7,662

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets at December 31, 2012, 2011 and 2010 are presented below (in thousands):

	2012	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$455	$612	$459
Accrued expenses	3,786	1,503	1,337
Deferred revenues	6,785	2,930	2,371
Stock-based compensation expense	5,575	4,056	2,881
Depreciation and amortization expense	348	355	902
Tax net operating loss carryforwards	3,962	65	60
Foreign tax credit carryforwards	1,031	--	1,359
Research tax carryforwards	2,190	2,091	3,061
Total deferred tax assets	24,231	11,612	12,430
Deferred tax liabilities:
Intangibles	(7,491)	(4,348)	(4,166)
Investments	(140)	-	-
Total deferred tax liabilities	(7,631)	(4,348)	(4,166)
Net deferred tax assets	$16,501	$7,264	$8,264

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the periods in which those temporary differences such as loss carryforwards and tax credits expire. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2012. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The following table sets forth the items accounting for the difference between expected income tax expense compared to actual income tax expense recorded in the Company’s consolidated financial statements (in thousands):

	Years Ended December 31,
	2012	2011	2010
Expected income tax expense at 35% tax rate	$583	$7,870	$7,897
State taxes, net of federal benefit	554	710	632
Stock-based compensation expense related to non-deductible stock option expense	(7)	287	(288)
Disqualifying dispositions of stock options	(237)	(402)
Research tax credit	(621)	(519)	(366)
Prior year tax credit adjustment	97	(214)
Reserves for income tax exposures	431	-	-
Other	(40)	(311)	(213)
Income tax expense	$760	$7,421	$7,662

During 2010, the Company utilized its remaining US federal net operating losses generated from tax benefits related to the exercise of stock options. Tax benefits related to the exercise of stock options during 2012, 2011 and 2010 were $1.2 million, $3.3 million and $6.3 million, respectively. The Company did not have a deferred tax asset on its balance sheet for the tax benefits from these deductions. At December 31, 2012, the Company had approximately $3.2 million of foreign tax credits and federal and state research tax credit carryforwards available to offset taxes payable. In addition, the Company had a deferred tax asset of $62,000 available to offset future taxable income of the Company’s U.S. subsidiaries.

The Company and its subsidiaries file federal income tax returns and income tax returns in various states and foreign jurisdictions. Tax years 2009 and forward remain open for examination for federal tax purposes and tax years 2008 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2012 will remain subject to examination until the respective tax year is closed.

Historically, the impact of foreign effective income tax rates on the Company’s overall effective income tax rates has been immaterial due to the fact that the Company uses a cost plus basis method for calculating taxes in most foreign tax jurisdictions in which the Company operates. A cost plus basis limits the taxes paid in these foreign jurisdictions to a markup of the costs that the Company incurs in these jurisdictions and is not tied to the actual revenues generated. A cost plus basis guarantees the foreign subsidiaries operating income whereas foreign subsidiary resellers are not guaranteed a profit margin. However, due to the Company acquiring four foreign partners and switching certain of its existing foreign subsidiaries from cost plus to resellers entities, the foreign effective tax rate could become material in future years. As of December 31, 2012, 2011 and 2010, the recorded foreign tax expense (benefit) and the related effect on the income tax rates were ($2.9 million), or (376%), $18,000, or 0.23%, and $187,000, or 2.3%, respectively.

As a result of switching foreign subsidiaries to resellers, the Company recorded deferred tax assets of $3.9 million and $200,000 as of December 31, 2012 and December 31, 2011, respectively.  These deferred tax assets are net operating losses incurred by the foreign subsidiary resellers.  The losses have been incurred in the countries of Australia, the Netherlands, South Africa, the United Kingdom, and Germany.  The net operating losses can be carried forward indefinitely and can be used to offset future taxable income.  As of December 31, 2012, a valuation allowance has not been recorded on the foreign net operating losses; however, the need for a valuation allowance will be evaluated in future periods.

FASB ASC 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified uncertain tax positions related to certain tax credits and certain state income tax apportionment that the Company currently believes meet the “more likely than not” recognition threshold to be sustained upon examination. The balance of the reserve was approximately $2.1 million at December 31, 2012.

The Company accounts for uncertain income taxes under FASB ASC 740. The Company recognizes financial statement benefits for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

	2012	2011
Unrecognized Tax Benefits at Beginning of Year	$1,645	$1,127
Increase in balance due to current year tax position	283	320
Increase in balance due to prior year tax position	147	198
Increase in balance due to acquisitions	56	-
Unrecognized Tax Benefits at End of Year	$2,131	$1,645

If recognized, the entire remaining balance of unrecognized tax benefits would impact the effective tax rate. We recognize interest income, interest expense, and penalties relating to tax exposures as a component of income tax expense. As of December 31, 2012, the Company recognized $68,000 of interest expense and penalties related to the above unrecognized tax benefits. Over the next 12 months, we anticipate the total amount of our unrecognized tax benefits to significantly change.  During the second quarter of 2012, the Internal Revenue Service (IRS) commenced an audit of the Company’s 2010 and 2011 income tax returns.  The Company expects the audit to be concluded by the end of the second quarter of 2013.   As of February 2013, the IRS has informed the Company that no changes will be made to the research and development credits claimed on historical tax returns.  As a result, in the first quarter of 2013, the Company will be recognizing its previously unrecognized tax benefits related to research and development tax credits claimed in tax years prior to 2012, which were initially reserved for financial statements purposes.

10.  SEGMENT DISCLOSURES

In accordance with FASB ASC Topic 280, Segment Reporting , the Company views its operations and manages its business as principally one segment which is interaction management software applications licensing and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Revenues derived from customers and partners located in the United States accounted for approximately 63%, 63% and 67% of the Company’s total revenues in 2012, 2011 and 2010, respectively.  The remaining revenues are from customers and partners located in foreign countries and each individual foreign country accounted for less than 10% of total revenues in each of 2012, 2011 and 2010.  The Company attributes revenues to countries based on the country in which the customer or partner is located. Additionally, as of December 31, 2012 and 2011, the percentage of the Company’s net property and equipment, which included computer and office equipment, furniture and fixtures and leasehold improvements, that was located outside of the United States increased to approximately 24%  in 2012 from 15%  in 2011 as a result of the ATIO and Bay Bridge acquisitions. No more than 10% of the Company’s net property and equipment was located in any individual foreign country as of December 31, 2012 and 2011.

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

Guarantees

The Company provides indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products.  The Company’s direct software license agreements, in accordance with FASB ASC Topic 460, Guarantees, include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if the Company’s software products infringe upon a third party's intellectual property rights, over the life of the agreement. There is no maximum potential amount of future payments set under the guarantee. However, the typical arrangement states that the Company may at any time and at its option and expense:  (i) procure the right of the customer to continue to use the Company’s software that may infringe a third party’s rights; (ii) modify its software so as to avoid infringement; or (iii) require the customer to return its software and refund the customer the fee actually paid by the customer for its software less depreciation based on a five-year straight-line depreciation schedule. The customer’s failure to provide timely notice or reasonable assistance will relieve the Company of its obligations under this indemnification to the extent that it has been actually and materially prejudiced by such failure. To date, the Company has not incurred, nor does it expect to incur, any material related costs and, therefore, has not reserved for such liabilities.

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

Bay Bridge Acquisition

            The Company entered into a stock purchase agreement, effective August 1, 2012, with Bay Bridge Decision Technologies, Inc. (“Bay Bridge”), a privately-held Maryland corporation. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Bay Bridge’s outstanding capital stock for an aggregate purchase price of $12.9 million, funded with cash-on-hand. The Company deposited $1.3 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired Bay Bridge to broaden its workforce optimization portfolio of applications and to add advanced, long-term contact center capacity planning and strategic analytics capabilities that supplement the Company’s Interaction Optimizer® workforce management functionality. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“FASB ASC 805”). The results of Bay Bridge’s operations were included in the Company’s consolidated financial statements commencing on the acquisition date.

The purchase price allocations for the Company’s acquisition of Bay Bridge were prepared by the Company’s management utilizing a third-party valuation report, which was prepared in accordance with the provisions of FASB ASC 805, and other tools available to the Company, including conversations with Bay Bridge’s management and historical data from the Company’s other acquisitions. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

August 1,
2012
Cash and cash equivalents	$1,525
Accounts receivable	300
Property and equipment, net	147
Prepaid expenses	105
Deferred tax asset	443
Other assets	17
Intangible assets, net	5,650
Goodwill	7,716
Total assets acquired	15,903
Accounts payable and accrued liabilities	(142)
Accrued compensation and related expenses	(184)
Deferred tax liability	(2,135)
Deferred revenue	(588)
Net assets acquired	$12,854

Professional fees recognized as of December 31, 2012 totaled approximately $54,000, of which $23,000 was recognized during the fourth quarter of 2012, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the consolidated statements of operations.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to Bay Bridge’s existing client base. Included within goodwill is the assembled workforce, comprised of 22 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

Intangible assets acquired resulting from acquisitions include customer relationships, technology and trademarks, which are amortized on a straight-line basis. The following sets forth the intangible assets acquired as part of the Bay Bridge acquisition and their economic useful life at the date of acquisition (dollars in thousands):

	As of December 31, 2012
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$4,630	$138	$4,492	14
Technology	909	24	885	16
Trademark	111	9	102	5
Total	$5,650	$171	$5,479

Brightware Acquisition

The Company entered into a stock purchase agreement, dated as of April 1, 2012, with Brightware B.V. (“Brightware”), a reseller offering sales, deployment and integration services focused on the contact center market. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Brightware’s outstanding capital stock for an aggregate purchase price of $6.4 million, funded with cash-on-hand. The Company deposited $461,800 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired Brightware as a continued part of its strategy for growing existing operations in key international markets. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of Brightware’s operations were included in the Company’s consolidated financial statements commencing on the acquisition date.

The purchase price allocations for the Company’s acquisition of Brightware were prepared by the Company’s management utilizing a third-party valuation report, which was prepared in accordance with the provisions of FASB ASC 805, and other tools available to the Company, including conversations with Brightware’s management and historical data from the Company’s other acquisitions. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

April 1,
2012
Cash and cash equivalents	$2,143
Accounts receivable	579
Prepaid expenses	28
Property and equipment, net	196
Intangible assets	1,456
Goodwill	3,347
Total assets acquired	7,749
Accounts payable and accrued liabilities	313
Accrued compensation and related expenses	(22)
Deferred tax liability	(983)
Deferred service revenue	(678)
Net assets acquired	$6,379

Professional fees recognized as of December 31, 2012 totaled approximately $172,000, with approximately $15,000 recognized during the fourth quarter of 2012, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the consolidated statements of operations.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to Brightware’s existing client base. Included within goodwill is the assembled workforce, comprised of 14 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

The following sets forth the intangible asset acquired as part of the Brightware acquisition and its economic useful life at the date of acquisition (dollars in thousands):

	As of December 31, 2012
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$1,457	$60	$1,397	10

ATIO Acquisition

On January 5, 2012, the Company closed its acquisition of certain assets of ATIO Corporation (Pty.) Ltd. (“ATIO”), a reseller of its multichannel contact center solutions based in South Africa.  Pursuant to the terms of the asset purchase agreement, the Company purchased certain contact center assets of ATIO for approximately $7 million, funded with cash-on-hand.  The Company deposited $704,000 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired the assets of ATIO as a continued part of its growth strategy to accelerate business in key international markets.   The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of ATIO’s operations related to the acquired assets were included in the Company’s consolidated financial statements commencing on the acquisition date.

The purchase price allocations for the Company’s acquisition of the ATIO assets were prepared by the Company’s management utilizing a third-party valuation report, which was prepared in accordance with the provisions of FASB ASC 805, and other tools available to the Company, including conversations with ATIO’s management and historical data from the Company’s other acquisitions. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

January 5,
2012
Accounts receivable	$1,032
Property and equipment, net	507
Prepaid expenses	40
Intangible assets, net	2,303
Goodwill	4,517
Total assets acquired	8,399
Accrued compensation and related expenses	(164)
Deferred services revenues	(1,151)
Net assets acquired	$7,084

Professional fees recognized as of December 31, 2012 totaled approximately $34,000 and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the consolidated statements of operations.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to ATIO’s existing client base. Included within goodwill is the assembled workforce, comprised of 40 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

The following sets forth the intangible asset acquired as part of the ATIO acquisition and its economic useful life at the date of acquisition (dollars in thousands):

	As of December 31, 2012
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$2,233	$123	$2,110	18

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

The purchase price allocations for the Company’s acquisition of CallTime were prepared by the Company’s management utilizing a third-party valuation report, which was prepared in accordance with the provisions of FASB ASC 805, and other tools available to the Company, including conversations with CallTime’s management and historical data from the Company’s other acquisitions. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

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

Professional fees recognized as of December 31, 2012 totaled approximately $186,000  and included transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the consolidated statements of operations.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to CallTime’s existing client base. Included within goodwill is the assembled workforce, comprised of 21 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

The following sets forth the intangible asset acquired as part of the CallTime acquisition and its economic useful life at the date of acquisition (dollars in thousands):

	As of December 31, 2012
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$2,410	$303	$2,107	12

Agori Acquisition

The Company entered into a stock purchase agreement, dated as of February 28, 2011, with Agori Communications GmbH (“Agori”), a Frankfurt, Germany-based reseller of the Company’s solutions. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Agori’s outstanding capital stock for an aggregate purchase price of $4.9 million, including $808,000 related to the working capital of Agori, funded with cash-on-hand. The Company deposited $493,000 of the purchase price into an escrow account to ensure funds would be available to pay any indemnification claims. These funds were distributed to the former shareholders in February 2012. The Company acquired Agori as part of its growth strategy of accelerating business in key international markets, including Germany, the fourth largest economy in the world. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, and the results of Agori’s operations were included in the Company’s condensed consolidated financial statements commencing on the February 2011 acquisition date.

The purchase price allocations for the Company’s acquisition of Agori were prepared by the Company’s management utilizing a third-party valuation report, which was prepared in accordance with the provisions of FASB ASC 805, and other tools available to the Company, including conversations with Agori’s management and historical data from the Company’s other acquisitions. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

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

Professional fees recognized as of December 31, 2012 totaled approximately $391,000  and included transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the consolidated statements of operations.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to Agori’s existing client base. Included within goodwill is the assembled workforce, comprised of 16 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

The following sets forth the intangible asset acquired as part of the Agori acquisition and its economic useful live at the date of acquisition (dollars in thousands):

	As of December 31, 2012
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$2,670	$469	$2,201	10

In accordance with the stock purchase agreement with Agori, the Company agreed to make contingent earn-out payments based upon pre-defined terms. The Company estimated the earn-out payments will total approximately $370,000 to be paid over  two and a half years from the acquisition date. A corresponding liability has been recorded for this amount. Payments totaling approximately $152,000 were paid in 2012 related to this earn-out.  In connection with FASB ASC 805, the fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value as an increase or decrease in current earnings in each reporting period.

Pro Forma Results

We have not furnished pro forma financial information related to our Bay Bridge, Brightware, ATIO, CallTime or Agori acquisitions because such information is not material individually or in the aggregate to the overall financial results of the Company.

Goodwill and Other Intangible Assets

The following table presents a roll forward of goodwill as of December 31, 2012 (in thousands):

Balance as of December 31, 2011	$22,696
ATIO goodwill	4,392
Brightware goodwill	3,491
Bay Bridge goodwill	7,716
Deferred tax adjustment	428
Balance as of December 31, 2012	$38,723

The Company performed a goodwill impairment test as of November 30, 2012 and concluded that no impairment existed.  As there were no changes in facts and circumstances that indicated that the fair value of the reporting unit may have been below its carrying amount, no additional impairment tests were performed during in December of 2012.

13.            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There are no accounting standards that have been issued but not yet adopted that we believe will have a material impact on our financial position or results of operations.

14.   UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

 The following selected quarterly data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. This information has been derived from unaudited consolidated financial statements of the Company that, in management’s opinion, reflect all recurring adjustments necessary to fairly present the Company’s financial information when read in conjunction with its consolidated financial statements and notes thereto. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period (in thousands, except per share amounts):

	2012
	Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
Total revenues	$52,768	$54,781	$59,274	$70,542
Gross profit	35,267	35,708	38,910	47,893
Operating income (loss)	276	(1,807)	(915)	3,529
Net income (loss)	189	(1,108)	(445)	2,270

Net income (loss) per share:
Basic	$0.01	$(0.06)	$(0.02)	$0.12
Diluted	0.01	(0.06)	(0.02)	0.11

Shares used to compute net income (loss) per share:
Basic	19,099	19,213	19,283	19,367
Diluted	20,020	19,213	19,283	20,308

	2011
	Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
Total revenues	$47,730	$51,981	$52,140	$57,675
Gross profit	32,505	35,822	34,779	40,995
Operating income	4,922	5,490	4,685	6,544
Net income	3,095	3,827	3,281	4,595

Net income per share:
Basic	$0.17	$0.20	$0.17	$0.24
Diluted	0.16	0.19	0.16	0.23

Shares used to compute net income per share:
Basic	18,417	18,707	18,816	18,908
Diluted	19,780	19,933	19,946	19,850

Interactive Intelligence Group, Inc.

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010

Description	Balance at Beginning of Period	Charged to Revenue and Expenses, net	Reduction of Allowance (1)	Balance at End of Period
Allowance for Doubtful Accounts Receivable:
2012	$1,718,000	$397,000	$531,000	$1,584,000
2011	1,148,000	1,590,000	1,020,000	1,718,000
2010	1,094,000	1,259,000	1,205,000	1,148,000

(1)	Uncollectible accounts written off, net of recoveries.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            Not applicable.

Item 9A.             Controls and Procedures.

(a)	Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

The Company’s  management (with the participation and under the supervision of the Company’s principal executive and principal financial officers) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation and the criteria in Internal Control—Integrated Framework issued by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report dated March 18, 2013, which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

            There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Attestation Report of Independent Registered Public Accounting Firm

See Independent Registered Public Accounting Firm report in Item 8 of this Annual Report on Form 10-K.

Item 9B.             Other Information.

None.

Part III.

Item 10.             Directors, Executive Officers and corporate governance.

The information required by this Item concerning our directors and executive officers, audit committee members and financial expert, code of ethics, disclosure of delinquent Section 16 filers and shareholder director nomination procedures is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2012.

The following is the current biographical information with respect to our directors and our executive officers:

Board of Directors	Executive Officers

Donald E. Brown, M.D.	Donald E. Brown, M.D.
Chairman of the Board, President and Chief	Chairman of the Board, President and Chief
Executive Officer	Executive Officer

Richard G. Halperin +	Gary R. Blough
Former Chief Executive Officer of Coherent Networks	Executive Vice President, Worldwide Sales
International Inc. (GIS software company)
William J. Gildea III
Edward L. Hamburg * ^	Senior Vice President, Corporate Development
Advisory Partner, Morgan Stanley Expansion Capital;
Former Executive Vice President of Corporate	Stephen R. Head
Operations, Chief Financial Officer and Corporate	Chief Financial Officer, Senior Vice President, Finance
Secretary of SPSS Inc. (provider of predictive analytics	and Administration, Secretary and Treasurer
software technology and services)
Hans W. Heltzel
Michael C. Heim * ^	Vice President, Services
Corporate Vice President and Global Chief Information
Officer, Whirlpool Corporation	Pamela J. Hynes
(manufacturing company)	Vice President, Client Success and
Education
Mark E. Hill +^
Managing Partner, Collina Ventures, LLC	Joseph A. Staples
(private investment company)	Chief Marketing Officer, Senior Vice President,
Marketing
Richard A. Reck *+
President, Business Strategy Advisors LLC
(business strategy consultancy)

* Member of Audit Committee

+ Member of Compensation and Stock Option Committee

^  Member of Nominating and Corporate Governance Committee

Item 11.             Executive Compensation.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report and the Compensation Discussion and Analysis, are incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2012.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2012.

Item 13.             Certain Relationships and Related Transactions, and director independence.

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2012.

Item 14.             Principal Accountant Fees and Services.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2012.

PART IV.

Item 15.             Exhibits AND Financial Statement Schedules.

1.   Financial Statements

The Consolidated Financial Statements are set forth under Item 8 of this Annual Report on Form 10-K.

2.   Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts is set forth under Item 8 of this Annual Report on Form 10-K.

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

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Reorganization, dated April 11, 2011, by and among Interactive Intelligence, Inc., Interactive Intelligence Group, Inc., and ININ Corp.	S-4/A (Registration No. 333-173435)	Annex I to the Proxy Statement / Prospectus	4/27/2011

3.1	Articles of Incorporation of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex II to the Proxy Statement / Prospectus	4/27/2011

3.2	By-Laws of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex III to the Proxy Statement / Prospectus	4/27/2011

10.1	* Assumption and General Amendment of Company Plans, dated as of July 1, 2011, between Interactive Intelligence, Inc. and Interactive Intelligence Group, Inc.	8-K	10.1	7/6/2011

10.2	* Assumption of Non-Employee Director Change of Control Agreements, dated as of July 1, 2011, between Interactive Intelligence, Inc. and Interactive Intelligence Group, Inc.	8-K	10.2	7/6/2011

10.3	*Form of Assignment, Assumption, Consent and Amendment to Change of Control and Retention Agreement, dated as of July 1, 2011, by and among Interactive Intelligence, Inc., Interactive Intelligence Group, Inc. and each of Gary R. Blough, William J. Gildea III, Stephen R. Head, Hans W. Heltzel, Pamela J. Hynes and Joseph A. Staples	8-K	10.3	7/6/2011

10.4	Asset Purchase Agreement dated as of April 17, 2007 between the Company and Alliance Systems, Ltd.	8-K+	10.6	4/23/2007

10.5	Patent License Agreement, dated December 31, 2004, between the Company and AudioFAX IP LLC (confidential treatment has been granted for certain portions of this exhibit, and accordingly, those portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission)	10-K+	10.8	3/28/2005

10.6	*Employment, Non-Disclosure and Non-Competition Agreement between the Company and Gary R. Blough, dated May 26, 2006	8-K+	10.6	5/31/2006

10.7	*Employment Agreement between the Company and Stephen R. Head, dated November 3, 2003	10-K+	10.11	3/25/2004

10.8	*(i) Employment Agreement between the Company and Pamela J. Hynes dated November 4, 1996 and the First Amendment to Employment Agreement between the Company and Pamela J. Hynes dated February 23, 2000	10-Q+	10.13	5/12/2004

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
	*(ii) Letter of Assignment between the Company and Pamela J. Hynes, dated as of January 2, 2007	10-K+	10.20	3/15/2007

10.9	*Employment Agreement between the Company and Hans W. Heltzel, dated January 31, 2001	10-K+	10.10	3/16/2011

10.10

(i) Office Lease, dated April 1, 2001, between the Company and Duke-Weeks Realty Limited Partnership (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)

		10-K+	10.16(i)	3/17/2008

(ii) Lease Modification Agreement, dated September 19, 2001, between the Company and Duke-Weeks Realty Limited Partnership (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)

		10-K+	10.16(ii)	3/17/2008

	(iii) Third Lease Amendment, dated June 19, 2007, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership)	8-K+	10	6/25/2007

	(iv) Fourth Lease Amendment, dated March 14, 2008, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership)	10-Q+	10.16	5/12/2008

10.11	Amended 1999 Stock Option and Incentive Plan, as currently in effect	10-K+	10.3	3/17/2008

10.12	*Form of Agreement for Incentive Stock Options under 1999 Stock Option and Incentive Plan	10-K+	10.21	3/17/2008

10.13	*Form of Agreement for Nonqualified Stock Options under 1999 Stock Option and Incentive Plan	10-K+	10.22	3/17/2008

10.14	*Form of Indemnity Agreement between the Company and each of its directors and executive officers	S-1/A+ (Registration No. 333-79509)	10.23	7/14/1999

10.15	Amended Outside Directors Stock Option Plan, as currently in effect	DEF 14A+	Appendix A	4/8/2004

10.16	*Form of Agreement for Outside Directors Stock Option under Outside Directors Stock Option Plan	10-Q+	10.24	11/15/2004

10.17	*Employment Agreement dated January 3, 2005 between the Company and Joseph A. Staples	8-K+	10.25	1/6/2005

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.18	*Summary of Certain Director and Executive Officer Compensation				X

10.19	*Amended Employee Stock Purchase Plan, as currently in effect	8-K+	10.28	1/5/2006

10.20	*401(k) Savings Plan, as amended	10-Q	10.1	5/9/2012

10.21	*2006 Equity Incentive Plan, As Amended May 20, 2010	8-K+	10.33	5/24/2010

10.22	* Restricted Stock Unit Award Agreement Under 2006 Equity Incentive Plan	10-K+	10.18	3/16/2011

10.23	*Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	8-K+	10.35	2/22/2007

10.24	*Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	8-K+	10.36	2/22/2007

10.25	*Form of Non-Employee Director Stock Option Agreement under 2006 Equity Incentive Plan	10-Q+	10.37	8/9/2007

10.26	*Form of Non-Employee Director Change of Control Agreement	10-Q+	10.38	8/9/2007

10.27	*Employment Non-Disclosure and Non-Competitor Agreement dated March 4, 2008 between the Company and William J. Gildea, III	10-K+	10.40	3/16/2010

10.28	*Form of Change of Control and Retention Agreement by and between the Company and each of Stephen R. Head, Joseph A. Staples, Pamela J. Hynes, Gary R. Blough, William J. Gildea III and Hans W. Heltzel	8-K+	10.5	3/17/2006

21	Subsidiaries of the Company as of December 31, 2012				X

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
101

The following materials from Interactive Intelligence Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) the Consolidated Statements of Cash Flows, (4) the Consolidated Statements of Shareholders’ Equity, (5) Financial Statement Schedule II, and  (6) Notes to Consolidated Financial Statements

X

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

+

The indicated exhibit was filed with the Securities and Exchange Commission by Interactive Intelligence, Inc. (SEC File No. 000-27385). On July 1, 2011, Interactive Intelligence Group, Inc. became the successor issuer to Interactive Intelligence, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

arch
Interactive Intelligence Group, Inc.
(Registrant)

Date: March 18, 2013	By:	/s/ Stephen R. Head
Stephen R. Head
Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ Donald E. Brown, M.D.	Chairman of the Board of Directors,	March 18, 2013
Donald E. Brown, M.D.	President, Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen R. Head	Chief Financial Officer, Senior	March 18, 2013
Stephen R. Head	Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard G. Halperin	Director	March 18, 2013
Richard G. Halperin

/s/ Edward L. Hamburg, Ph. D.	Director	March 18, 2013
Edward L. Hamburg, Ph. D.

/s/ Mark E. Hill	Director	March 18, 2013
Mark E. Hill

/s/ Michael C. Heim	Director	March 18, 2013
Michael C. Heim

/s/ Richard A. Reck	Director	March 18, 2013
Richard A. Reck