Form 10-Q
period 2013-03-31
Interactive Intelligence Group, Inc.
filed 2013-05-10
CIK 1517650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 19,897,584 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2013 and December 31, 2012

(in thousands, except share amounts)

	March 31,	December 31,
	2013	2012
Assets	unaudited
Current assets:
Cash and cash equivalents	$41,793	$45,057
Short-term investments	26,940	23,816
Accounts receivable, net of allowance for doubtful accounts of $1,104
at March 31, 2013 and $1,584 at December 31, 2012	79,211	68,409
Deferred tax assets, net	17,031	16,600
Prepaid expenses	21,319	15,565
Other current assets	6,523	5,958
Total current assets	192,817	175,405
Long-term investments	13,143	11,757
Property and equipment, net	27,867	26,816
Goodwill	38,244	38,723
Intangible assets, net	21,890	22,676
Other assets, net	5,868	6,419
Total assets	$299,829	$281,796

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,693	$8,796
Accrued liabilities	18,470	23,008
Accrued compensation and related expenses	9,893	13,640
Deferred product revenues	12,831	5,999
Deferred services revenues	72,013	67,893
Total current liabilities	120,900	119,336
Long-term deferred revenues	25,331	18,000
Other long-term liabilities	216	343
Total liabilities	146,447	137,679

Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares
issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 authorized;
19,891,589 issued and outstanding at March 31, 2013,
19,436,918 issued and outstanding at December 31, 2012	198	194
Additional paid-in capital	141,090	133,359
Accumulated other comprehensive loss	(602)	(675)
Retained earnings	12,696	11,239
Total shareholders' equity	153,382	144,117
Total liabilities and shareholders' equity	$299,829	$281,796

See Accompanying Notes to Condensed Consolidated Financial Statements

 Interactive Intelligence Group, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three Months Ended March 31, 2013 and 2012

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product	$27,991	$19,435
Recurring	33,827	27,639
Services	11,420	5,694
Total revenues	73,238	52,768
Costs of revenues:
Costs of product	7,878	5,652
Costs of recurring	10,142	7,240
Costs of services	7,861	4,233
Amortization of intangible assets	49	35
Total costs of revenues	25,930	17,160
Gross profit	47,308	35,608
Operating expenses:
Sales and marketing	23,292	17,763
Research and development	12,524	10,380
General and administrative	7,614	6,888
Amortization of intangible assets	463	301
Total operating expenses	43,893	35,332
Operating income	3,415	276
Other expense:
Interest income, net	199	182
Other expense	(1,402)	(184)
Total other expense	(1,203)	(2)
Income before income taxes	2,212	274
Income tax expense	755	85
Net income	$1,457	$189
Other comprehensive income:
Foreign currency translation adjustment	105	381
Net unrealized investment gain (loss) - net of tax	(32)	160
Comprehensive income	$1,530	$730

Net income per share:
Basic	$0.07	$0.01
Diluted	0.07	0.01

Shares used to compute net income per share:
Basic	19,704	19,099
Diluted	20,738	20,020

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2013

(in thousands)

(unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balances, December 31, 2012	19,437	$194	$133,359	$(675)	$11,239	$144,117

Stock-based compensation expense	-	-	2,170	-	-	2,170
Exercise of stock options	405	4	5,696	-	-	5,700
Issuances of common stock	11	-	400	-	-	400
Vesting of restricted stock units	39	-	(899)	-	-	(899)
Tax benefits from stock-based payment arrangements	-	-	363	-	-	363
Net Income	-	-	-	-	1,457	1,457
Foreign currency translation adjustment	-	-	-	105	-	105
Net unrealized investment loss	-	-	-	(32)	-	(32)
Balances, March 31, 2013	19,892	$198	$141,090	$(602)	$12,696	$153,382

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(in thousands)

(unaudited)

	March 31,
	2013	2012
Operating activities:
Net income	$1,457	$189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,608	2,150
Amortization	482	371
Other non-cash items	707	(470)
Stock-based compensation expense	2,170	1,579
Tax benefits from stock-based payment arrangements	(363)	(70)
Deferred income tax	(1,553)	(163)
Amortization (accretion) of investment premium (discount)	(270)	112
Loss on disposal of fixed assets	-	25
Changes in operating assets and liabilities:
Accounts receivable	(10,802)	5,771
Prepaid expenses	(5,754)	(394)
Other current assets	(565)	(154)
Other assets	1,685	158
Accounts payable	(768)	(1,188)
Accrued liabilities	(4,562)	(1,785)
Accrued compensation and related expenses	(3,747)	(2,835)
Deferred product revenues	6,839	518
Deferred services revenues	11,444	605
Net cash provided by (used in) operating activities	(991)	4,419
Investing activities:
Sales of available-for-sale investments	8,911	21,908
Purchases of available-for-sale investments	(13,200)	(21,300)
Purchases of property and equipment	(3,569)	(2,569)
Acquisitions, net of cash	-	(7,042)
Unrealized loss on investment	17	-
Net cash used in investing activities	(7,841)	(9,003)
Financing activities:
Proceeds from stock options exercised	5,704	1,777
Proceeds from issuance of common stock	400	141
Employee taxes withheld for restricted stock units	(899)	(253)
Tax benefits from stock-based payment arrangements	363	70
Net cash provided by financing activities	5,568	1,735
Net decrease in cash and cash equivalents	(3,264)	(2,849)
Cash and cash equivalents, beginning of period	45,057	28,465
Cash and cash equivalents, end of period	$41,793	$25,616

Cash paid during the year for:
Interest	$4	$-
Income taxes	6,764	2,094

Other non-cash item:
Purchase of property and equipment payable at end of period	20	234

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013 and 2012 (unaudited)

1.   FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Interactive Intelligence Group, Inc. (“the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, certain information and note disclosures normally included in the Company’s financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

The Company’s accompanying condensed consolidated financial statements as of December 31, 2012 have been derived from the Company’s audited consolidated financial statements at that date but do not include all of the information and notes required by GAAP for complete financial statements. These accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 18, 2013. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassification and Adjustments

                  Effective January 1, 2013, the Company reclassified certain expenses which were included in cost of services in prior periods to sales and marketing expenses. In prior years, these costs were not significant; however, as these costs have continued to increase in line with the Company’s growth strategy,  the Company concluded that it is appropriate to report these expenses as sales and marketing. For the three months ended March 31, 2012, $341,000 has been reclassified to sales and marketing expenses based on this new expense presentation. The reclassification did not have any impact on the overall results previously reported.

2.            SUMMARY OF CERTAIN ACCOUNTING POLICIES AND RECENT ACCOUNTING
            PRONOUNCEMENTS

For a complete summary of the Company’s significant accounting policies and critical accounting estimates, refer to Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In July 2012, the Financial Accounting Standards Board (“the FASB”) issued FASB Accounting Standards Update (“ASU”) 2012-02, Intangibles – Testing Indefinite-Lived Intangible Assets for Impairment,  which amends FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. This updated guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under the amended guidance, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance applies to both public and non-public entities and is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted this guidance in the first quarter of 2013 and noted no material impact on its consolidated financial statements upon adoption.

In February 2013, the FASB issued FASB ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in FASB ASUs 2011-05 and 2011-12 for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The guidance became effective for public entities for fiscal years and interim periods beginning after December 15, 2012. The Company adopted this guidance in the first quarter of 2013 and noted no material impact on its consolidated financial statements upon adoption.

During the three months ended March 31, 2013, there were no material changes to the Company’s significant accounting policies or critical accounting estimates.

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheet, measured at fair value as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2013 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$40,836	$40,836	$-	$-
Money market funds	957	957	-	-
Total	$41,793	$41,793	$-	$-

Short-term investments:
Corporate notes	$23,042	$-	$23,042	$-
Commercial paper	2,398	-	2,398	-
Certificates of deposit	1,500	-	1,500	-
Total	$26,940	$-	$26,940	$-

Long-term investments:
Corporate notes	$12,127	$-	$12,127	$-
Agency bonds	1,016	-	1,016	-
Total	$13,143	$-	$13,143	$-

	Fair Value Measurements at December 31, 2012 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$42,964	$42,964	$-	$-
Money market funds	2,093	2,093	-	-
Total	$45,057	$45,057	$-	$-

Short-term investments:
Corporate notes	$21,568	$-	$21,568	$-
Commercial paper	1,298	-	1,298	-
Certificates of deposit	950	-	950	-
Total	$23,816	$-	$23,816	$-

Long-term investments:
Corporate notes	$10,738	$-	$10,738	$-
Agency bonds	1,019	-	1,019	-
Total	$11,757	$-	$11,757	$-

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

	Three Months Ended March 31,
	2013	2012
Net income, as reported (A)	$1,457	$189

Weighted average shares of common stock outstanding (B)	19,704	19,099
Dilutive effect of employee stock options and RSUs	1,034	921
Common stock and common stock equivalents (C)	20,738	20,020

Net income per share:
Basic (A/B)	$0.07	$0.01
Diluted (A/C)	0.07	0.01

The Company’s calculation of diluted net income per share for the three months ended March 31, 2013 and 2012 excludes stock options to purchase approximately 251,000 and 675,000 shares of the Company’s common stock, respectively, as their effect would be anti-dilutive.

5.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s stock option plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended and as assumed by the Company (the “2006 Plan”), stock appreciation rights, restricted stock, RSUs, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. A maximum of 7,050,933 shares are available for delivery under the 2006 Plan, which consists of (i) 3,350,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant.

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

The Company grants RSUs to certain key employees, executives and certain new employees. The fair value of the RSUs is determined on the date of grant and the RSUs vest in four equal annual installments beginning one year after the grant date. RSUs are not included in issued and outstanding common stock until the shares are vested and settlement has occurred.

The plans may be terminated by the Company’s Board of Directors at any time.

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718,  Compensation – Stock Compensation for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,

	2013	2012
Stock-based compensation expense by category:
Costs of recurring revenues	$166	$122
Costs of services revenues	48	34
Sales and marketing	807	533
Research and development	616	397
General and administrative	533	493
Total stock-based compensation expense	$2,170	$1,579

Effect of stock-based compensation expense on net income per share:
Basic	$(0.11)	$(0.08)
Diluted	(0.10)	(0.08)

Stock Option and RSU Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model. There were no material changes in the way the assumptions were calculated as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Non-performance-based options can be granted to all employees and newly-elected non-employee directors throughout the year, while performance-based options are only granted to sales and marketing employees during the first quarter of each year and annual option grants to non-employee directors only occur during the second quarter of each year. The weighted-average estimated per option value of each category of options granted during the three months ended March 31, 2013 and 2012 used the following assumptions:

	Three Months Ended March 31,
Valuation assumptions for non-performance-based options:	2013	2012
Dividend yield	-%	-%
Expected volatility	55.67 - 55.80%	63.63%
Risk-free interest rate	0.61 - 0.63%	0.81%
Expected life of option (in years)	4.25	4.25

	Three Months Ended March 31,
Valuation assumptions for performance-based options:	2013	2012
Dividend yield	-%	-%
Expected volatility	57.56%	62.67%
Risk-free interest rate	0.73%	0.94%
Expected life of option (in years)	4.75	4.75

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the three months ended March 31, 2013:

		Weighted-
		Average
		Exercise
	Options	Price
Balances, beginning of year	2,631,198	$17.21
Options granted	225,250	39.26
Options exercised	(405,206)	14.06
Options cancelled, forfeited or expired	(12,000)	20.50
Options outstanding	2,439,242	19.75
Option price range	$2.89-39.97
Weighted-average fair value of options granted	$17.57
Options exercisable	1,532,617	14.49

The following table sets forth information regarding the Company’s stock options outstanding and exercisable at March 31, 2013:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of Exercise				Contractual	Exercise		Exercise
Prices			Number	Life	Price	Number	Price
$2.89	-	$5.80	261,519	1.09	$5.08	261,519	$5.08
5.81	-	6.03	142,244	1.25	5.85	142,244	5.85
6.66	-	6.66	253,867	1.93	6.66	247,117	6.66
7.14	-	17.28	321,687	1.35	14.91	292,937	14.77
18.24	-	19.34	87,500	2.21	18.99	77,500	19.01
19.66	-	19.66	391,175	2.91	19.66	261,925	19.66
19.77	-	22.92	20,500	3.32	21.72	9,250	21.27
24.50	-	24.50	305,000	4.93	24.50	61,250	24.50
25.00	-	30.92	106,000	4.90	26.90	12,500	27.66
32.33	-	39.97	549,750	4.86	35.30	166,375	32.48
Total shares/average price			2,439,242	3.07	19.75	1,532,617	14.49

The total intrinsic value of options exercised during the three months ended March 31, 2013 was $10.9 million. The aggregate intrinsic value of options outstanding as of March 31, 2013 was $60.0 million and the aggregate intrinsic value of options currently exercisable as of March 31, 2013 was $45.8 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $44.35 as of March 28, 2013, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2013 represented 1.5 million shares with a weighted average exercise price of $14.49.

As of March 31, 2013, there was $23.5 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 2.34 years.

The following table sets forth a summary of RSU activity for the three months ended March 31, 2013:

		Weighted-
		Average Grant
	Awards	Date Price
Balances, beginning of year	231,022	$29.77
RSUs granted	210,751	39.99
RSUs vested	(60,382)	30.19
RSUs forfeited	(2,750)	32.17
RSUs outstanding	378,641	35.37

As of March 31, 2013, there were 343,132 shares of stock available for issuance for equity compensation awards under the 2006 Plan.

6.    CONCENTRATION OF CREDIT RISK

With the exception of one customer which accounted for 17% of the Company’s accounts receivables as of March 31, 2013, no other customer or partner accounted for more than 10% of the Company’s accounts receivable as of March 31, 2013 or December 31, 2012 or for more than 10% of the Company’s revenues for the three months ended March 31, 2013 or 2012.  The Company’s top five partners collectively represented 31% and 21% of the Company’s accounts receivables balance at March 31, 2013 and December 31, 2012, respectively. No individual country accounted for more than 10% of the Company’s revenues except for the United States, which accounted for  71%  and 72%  of the Company’s revenues in the three months ended March 31, 2013 and 2012, respectively.

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

Other Contingencies

The Company has received and may continue to receive certain payroll tax credits and real estate tax abatements that were granted to the Company based upon certain growth projections.  If the Company’s actual performance is less than those projections, the Company may be subject to repayment of some or all of the tax credits or payment of additional real estate taxes in the case of the abatements.  The Company does not believe that it will be subject to payment of any money related to these taxes; however, the Company cannot provide assurance as to the outcome.

8.	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2013 was 34.1%  compared to 31.0% for the same period in 2012.  During the quarter ended March 31, 2013, the Company recorded a $600,000 research and development credit related to 2012. Without the effect of this research and development credit as a discrete item, the Company’s effective tax rate for the three months ended March 31, 2013 would have been 61.4%, which is primarily due to the allocation of book income between the US and foreign entities.

9.	ACQUISITIONS

Bay Bridge Acquisition

            The Company entered into a stock purchase agreement, effective August 1, 2012, with Bay Bridge Decision Technologies, Inc. (“Bay Bridge”), a privately-held Maryland corporation. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Bay Bridge’s outstanding capital stock for an aggregate purchase price of $12.9 million, funded with cash-on-hand. The Company deposited $1.3 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired Bay Bridge to broaden its workforce optimization portfolio of applications and to add advanced, long-term contact center capacity planning and strategic analytics capabilities that supplement the Company’s Interaction Optimizer® workforce management functionality. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“FASB ASC 805”). The results of Bay Bridge’s operations were included in the Company’s condensed consolidated financial statements for the three months ended March 31, 2013.

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

Professional fees recognized as of March 31, 2013 totaled approximately $55,000, with approximately $1,000 recognized during the first quarter of 2013, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income and comprehensive income.

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

Intangible assets acquired resulting from acquisitions include customer relationships, technology and trademarks, which are amortized on a straight-line basis. The following sets forth the customer relationships, technology and trademarks acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of March 31, 2013
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$4,630	$220	$4,410	14
Technology	909	38	871	16
Trademark	111	15	96	5
Total	$5,650	$273	$5,377

Brightware Acquisition

The Company entered into a stock purchase agreement, dated as of April 1, 2012, with Brightware B.V. (“Brightware”), a reseller offering sales, deployment and integration services focused on the contact center market. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Brightware’s outstanding capital stock for an aggregate purchase price of $6.4 million, funded with cash-on-hand. The Company deposited $461,800 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired Brightware as a continued part of its strategy for growing existing operations in key international markets. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of Brightware’s operations were included in the Company’s condensed consolidated financial statements for the three months ended March 31, 2013.

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

April 1,
2012
Cash and cash equivalents	$2,143
Accounts receivable	579
Prepaid expenses	28
Property and equipment, net	196
Intangible assets	1,456
Goodwill	3,349
Total assets acquired	7,751
Accounts payable and accrued liabilities	313
Accrued compensation and related expenses	(22)
Deferred tax liability	(983)
Deferred service revenue	(678)
Net assets acquired	$6,381

Professional fees recognized as of March 31, 2013 totaled approximately $187,000, with approximately $15,000 recognized during the first quarter of 2013, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income and comprehensive income.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to Brightware’s existing client base. Included within goodwill is the assembled workforce, comprised of 14 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

The following sets forth the customer relationships acquired as part of the Brightware acquisition and its economic useful life at the date of acquisition (dollars in thousands):

	As of March 31, 2013
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$1,457	$78	$1,379	10

ATIO Acquisition

On January 5, 2012, the Company closed its acquisition of certain assets of ATIO Corporation (Pty) Ltd. (“ATIO”), a reseller of its multichannel contact center solutions based in South Africa.  Pursuant to the terms of the asset purchase agreement, the Company purchased certain contact center assets of ATIO for approximately $7 million, funded with cash-on-hand.  The Company deposited $704,000 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. This escrow amount was released in total in January 2013. The Company acquired the assets of ATIO as a continued part of its growth strategy to accelerate business in key international markets.   The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of ATIO’s operations related to the acquired assets were included in the Company’s condensed consolidated financial statements commencing on the acquisition date.

The purchase price allocations for the ATIO transaction were prepared by the Company’s management utilizing a third-party valuation report, which was prepared in accordance with the provisions of FASB ASC 805, and other tools available to the Company, including conversations with ATIO’s management and historical data from the Company’s other acquisitions. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

January 5,
2012
Accounts receivable	$1,032
Property and equipment, net	507
Prepaid expenses	40
Intangible assets, net	2,303
Goodwill	4,517
Total assets acquired	8,399
Accrued compensation and related expenses	(164)
Deferred services revenues	(1,151)
Net assets acquired	$7,084

Professional fees recognized as of March 31, 2013 totaled approximately $34,000  and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income and comprehensive income.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to ATIO’s existing client base. Included within goodwill is the assembled workforce, comprised of 40 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

The following sets forth the customer relationships acquired as part of the ATIO acquisition and its economic useful life at the date of acquisition (dollars in thousands):

	As of March 31, 2013
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$2,234	$141	$2,093	18

 Pro Forma Results

                 We have not furnished pro forma financial information related to our Bay Bridge, Brightware or ATIO acquisitions because such information is not material individually or in the aggregate to the overall financial results of the Company.

10.	SUBSEQUENT EVENT

On April 1, 2013, the Company closed an acquisition of certain assets of a  New Zealand reseller, Amtel Communications, Ltd. (“Amtel”). The Company purchased Amtel’s customer support agreements as a continued part of its growth strategy, which increases the Company’s presence internationally, gives local customers direct access to expanded support services and paves the way for a launch of cloud-based communications services in New Zealand. The allocation of the purchase price was not completed as of the date of this Quarterly Report on Form 10-Q and the results of Amtel’s operations were not included in the Company’s condensed consolidated financial statements for the three months ended March 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The following will be discussed and analyzed:

•	Forward-Looking Information
•	Overview
•	Revenue, Order and Acquisition Highlights
•	Historical Results of Operations
•	Comparison of Three Months Ended March 31, 2013 and 2012
•	Liquidity and Capital Resources
•	Critical Accounting Policies and Estimates

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

Overview

We are a leading provider of business communications solutions. Our principal product is a suite of applications that provides customers with a cloud-based or on-premises multi-channel communications platform. We are a recognized leader in the worldwide contact center market, where our software applications provide a range of pre-integrated inbound and outbound communications functionality. We use the same platform to offer our solutions for unified communications and business process automation.  Our solutions are used by businesses and organizations in a wide range of industries, including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services.

For further information on our business and the products and services we offer, refer to the Part I, Item 1 “Business” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Our management monitors certain key measures to assess our financial results. In particular, we track trends in on-premises and cloud-based orders and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends, see “Revenue, Order and Acquisition Highlights” and “Comparison of Three Months Ended March 31, 2013 and 2012”  below.

Further to the above, our management monitors diluted earnings per share (“EPS”), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America (“GAAP”) and on a non-GAAP basis. Management uses non-GAAP measurements to analyze our business. These non-GAAP measures include revenues not recognized on a GAAP basis due to purchase accounting adjustments, exclude non-cash stock-based compensation expense and the amortization of certain intangible assets related to acquisitions, and adjust for non-GAAP income tax expense. These measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. Stock-based compensation expense and amortization of intangibles related to acquisitions are non-cash and non-GAAP income tax expense is pro forma based on non-GAAP earnings. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense and amortization of intangibles related to acquisitions amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also reviews financial statements that exclude stock-based compensation expense and amortization of intangibles related to acquisition amounts for our internal budgets.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012

Net income, as reported	$1,457	$189
Purchase accounting adjustments:
Increase to revenues:
Recurring	85	130
Reduction of operating expenses:
Customer relationships	418	256
Technology	49	35
Non-compete agreements	45	45
Acquisition costs	14	122
Total	611	588
Non-cash stock-based compensation expense:
Costs of recurring revenues	166	122
Costs of services revenues	48	34
Sales and marketing	807	533
Research and development	616	397
General and administrative	533	493
Total	2,170	1,579
Non-GAAP income tax expense adjustment	(640)	(501)
Non-GAAP net income	$3,598	$1,855

Operating income, as reported	$3,415	$276
Purchase accounting adjustments	611	588
Non-cash stock-based compensation expense	2,170	1,579
Non-GAAP operating income	$6,196	$2,443

Diluted EPS, as reported	$0.07	$0.01
Purchase accounting adjustments	0.03	0.03
Non-cash stock-based compensation expense	0.10	0.08
Non-GAAP income tax expense adjustment	(0.03)	(0.03)
Non-GAAP diluted EPS	$0.17	$0.09

Revenue, Order and Acquisition Highlights

The tables below show our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2012, 2011 and 2010 and the percentage change over the previous periods, and also a summary of orders received during the three months ended March 31, 2013 and 2012.

The tables below show our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2012, 2011 and 2010 and the percentage change over the previous periods, and also a summary of orders received during the three months ended March 31, 2013 and 2012.

Period	Revenues	Year-over-Year Growth %
Three Months Ended:
March 31, 2013	$73.2	39%
December 31, 2012	70.5	22
September 30, 2012	59.3	14
June 30, 2012	54.8	5
March 31, 2012	52.8	11

Year Ended December 31:
2012	$237.4	13%
2011	209.5	26
2010	166.3	27

	Three Months Ended March 31,
	2013	2012

	($ in thousands)
Increase in dollar amount of total orders from prior period	31%	6%
Increase in dollar amount of on-premises orders from prior period	27%	1%
Increase in dollar amount of cloud-based orders from prior period	42%	20%
Cloud-based orders as a % of total orders	31%	29%
Orders from new customers as a % of total orders	54%	41%
Number of new on-premises customers	61	49
Number of new cloud-based customers	13	11
Total orders greater than $250,000	39	17

Acquisitions

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

Historical Results of Operations

The following table presents certain financial data derived from our unaudited statements of income as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for the full year or for any future periods.

	Three Months Ended March 31,
	2013	2012
Revenues:
Product	38%	37%
Recurring	46	52
Services	16	11
Total revenues	100	100
Costs of revenues:
Product	11	11
Recurring	14	13
Services	10	8
Amortization of intangible assets	-	-
Total costs of revenues	35	32
Gross profit	65	68
Operating expenses:
Sales and marketing	32	34
Research and development	17	20
General and administrative	10	13
Amortization of intangible assets	1	-
Total operating expenses	60	67
Operating income	5	1
Interest income, net	-	-
Other income (expense)	(2)	-
Total other income (expense)	(2)	-
Income before income taxes	3	1
Income tax expense	1	-
Net income	2%	1%

Comparison of Three Months Ended March 31, 2013 and 2012

Revenues

Primary Sources of Revenues

Our revenues include: (i) product revenues, which include on-premises software licenses and hardware; (ii) recurring revenues, which include support fees from on-premises license agreements and fees from our cloud-based solutions; and (iii) services revenues, which primarily include professional and educational services fees. Our revenues are generated by direct sales to customers and through our partner channels.

Product Revenues
	Three Months Ended March 31,
	2013	2012

	($ in thousands)
Product revenues	$27,991	$19,435
Change from prior period	44%	(5)%
Percentage of total revenues	38.2%	36.8%

Product revenues increased $8.6 million, or 44%, during the three months ended March 31, 2013 compared to the same quarter in 2012,  driven by  a 27% increase in the dollar amount of product orders received when compared to the same quarter in 2012. Additionally, $3.4 million of product revenues were recognized in the first quarter of 2013 that related to a large on-premises contract entered into in the fourth quarter of 2012.

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

Recurring Revenues	Three Months Ended March 31,
	2013	2012

	($ in thousands)
Recurring revenues	$33,827	$27,639
Change from prior period	22%	31%
Percentage of total revenues	46.2%	52.4%

The breakdown of recurring revenues was as follows:

	Three Months Ended March 31,
	2013	2012

	($ in thousands)
Support fees	$26,722	$22,643
Cloud-based	7,105	4,996
Total	$33,827	$27,639

Recurring revenues increased $6.2 million, or 22%, during the three months ended March 31, 2013 compared to the same period in 2012.  These increases were due to higher orders for our cloud-based solutions, increases in support fees due to the continued growth of our installed base of on-premises customers, and recent acquisitions.

Our unrecognized contracted cloud-based revenues were $95.8 million and $40.7 million as of March 31, 2013 and 2012, respectively. These unrecognized cloud-based revenues were not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not been invoiced to the customer.

Support fees are recognized over the support period, generally between one and three years. Cloud-based orders are for periods of one to five years, with an overall average contract term in the three months ended March 31, 2013 of 53 months.

Services Revenues
	Three Months Ended March 31,
	2013	2012

	($ in thousands)
Services revenues	$11,420	$5,694
Change from prior period	101%	(8)%
Percentage of total revenues	15.6%	10.8%

Services revenues increased $5.7 million, or 101%, during the three months ended March 31, 2013 compared with the same period in 2012,  due to increases in the number and scope of our professional service engagements as our direct on-premises and cloud-based deployments continue to grow and the increasing number of attendees at our educational classes.  Also contributing to the increase was the fact that professional services revenues related to cloud-based implementations contracted prior to 2012 are deferred over the life of the customer relationship, while revenues from such contracts entered into during and subsequent to 2012 are recognized as the work is performed.

Services revenues have and will continue to fluctuate based on the product implementation requirements of our customers and partners as well as the number of attendees at our educational classes. We believe services revenues will continue to grow as product and recurring revenues increase, order sizes increase and as we license more of our solutions directly to our customers.

Geographic Mix

The following table shows the percentage of revenues derived from each of our geographic regions for the periods presented:

	Three Months Ended March 31,
	2013	2012
North and Latin America	78%	80%
Europe, Middle East, and Africa	17	15
Asia-Pacific	5	5

Costs of Revenues
	Three Months Ended March 31,
	2013	2012

	($ in thousands)
Product	$7,878	$5,652
Recurring	10,142	7,240
Services	7,861	4,233
Total costs of revenues	$25,881	$17,125
Change from prior period	51.1%	12.7%
Product cost as a % of product gross revenues	28.1%	29.1%
Recurring cost as a % of recurring gross revenues	30.0%	26.2%
Services cost as a % of services gross revenues	68.8%	74.3%

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

Costs of product revenues increased $2.2 million, or 39%, compared to the same period in 2012, primarily due to the mix of hardware sold in each of the periods and to an increase in direct operating expenses.

Costs of Recurring Revenues

Costs of recurring revenues consist primarily of compensation expenses for technical support personnel and costs associated with our cloud-based offerings.

Costs of recurring revenues increased $2.9 million, or 40%,  during the three months ended March 31, 2013 compared to the same period in 2012. These higher costs were primarily due to increases in compensation expenses related to a  3% staffing increase to support our expanding customer base and growing number of cloud-based solutions,  staff added through acquisitions, and increased data center and telecommunications expenses.

Certain costs related to our cloud-based offerings, such as equipment expenses, are recognized over time, while others such as salary and travel-related expenses are recognized as incurred.  While most of our costs of recurring revenues are variable based on usage and call volume, certain infrastructure costs are fixed. We expect operating margins for our cloud-based offerings to improve over time as our business scales.

Costs of Services Revenues

Costs of services revenues consist primarily of compensation expenses for professional services and educational personnel.

Costs of services revenues increased by $3.6 million, or 86%, for the three months ended March 31, 2013 compared to the same period in 2012. These higher costs were primarily due to an increase in compensation, travel, and other related expenses resulting from a 29% increase in staff hired or added through acquisitions.

Gross Profit
	Three Months Ended March 31,
	2013	2012

	($ in thousands)
Gross Profit	$47,308	$35,608
Change from prior period	33%	10%
Percentage of total revenues	64.6%	67.5%

Gross profit as a percentage of total revenues decreased 2.9% primarily due to our investment in technical staff,  increased data center costs to support our expanding cloud customer base and as a result of the impact of the factors discussed above.

Operating Expenses

Sales and Marketing
	Three Months Ended March 31,
	2013	2012

	($ in thousands)
Sales and marketing expenses	$23,292	$17,763
Change from prior period	31%	25%
Percentage of total revenues	31.8%	33.7%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our direct sales, marketing, client success and channel management operations for our on-premises and cloud-based deployments.

Sales and marketing expenses increased by $5.5 million, or 31%, compared to the same period in 2012.  This increase was primarily due to increases in compensation and travel and entertainment expenses resulting from a year-over-year staffing increase of 37% through staff hired or added through acquisitions, as well as increased spending on marketing programs, including promotional and branding initiatives. We believe these investments are critical to our future growth as we continue to increase our market share and expand internationally.

Research and Development
	Three Months Ended March 31,
	2013	2012

	($ in thousands)
Research and development expense	$12,524	$10,380
Change from prior period	21%	27%
Percentage of total revenues	17.1%	19.7%

Research and development expenses are comprised primarily of compensation expense, allocated corporate costs and depreciation expenses.

Research and development expense increased by $2.1 million, or 21%, during the three months ended March 31, 2013 compared to the same period in 2012.  This increase was primarily due to increased compensation and other related expenses resulting from a year-over-year staffing increase of 26% through additional staff hired and acquired, as well as increases in outsourced services.

We believe that continued investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions. We expect research and development expenses will continue to increase in future periods.

General and Administrative
	Three Months Ended March 31,
	2013	2012

	($ in thousands)
General and administrative expense	$7,614	$6,888
Change from prior period	11%	35%
Percentage of total revenues	10.4%	13.1%

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal, other professional fees and bad debt expense. We expect that general and administrative expenses will continue to increase as we acquire additional companies and expand our infrastructure consistent with our growth strategy.

General and administrative expenses increased $700,000, or 11%, during the three months ended March 31, 2013 compared to the same period in 2012.  This increase was primarily due to an increase in compensation expenses resulting from a 26% year-over-year staffing increase to support our growing infrastructure.

Other Income (Expense):

Interest Income, net
	Three Months Ended March 31,
	2013	2012

	($ in thousands)
Cash, cash equivalents, and investments (average)	$81,253	$90,801
Interest income, net	199	182
Return on investments	0.98%	0.80%

Interest income, net, primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which were not material in any periods reported, are also included.

Interest earned on investments increased during the three months ended March 31, 2013 compared to the same period in 2012 as a result of increases in investments with maturities between one and three years. We continue to monitor the allocation of funds in which we have invested to maximize our return on investment within our established investment policy. We do not have any investments in subprime assets.

Other Expense
	Three Months Ended March 31,
	2013	2012

	($ in thousands)
Other expense	$(1,402)	$(184)

Other expense primarily includes realized and unrealized foreign currency gains and losses. These foreign currency gains and losses fluctuate based on the amount of receivables we generate in certain international currencies, the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period.  Other expense for the three months ended March 31, 2013 included $1.4 million of foreign currency losses primarily attributable to the revaluation of certain intercompany loan receivables denominated in the South African Rand and the Euro, which weakened against the U.S. dollar during the first quarter of 2013. We began hedging our exposure related to these amounts as of April 1, 2013.

Income Tax Expense
	Three Months Ended March 31,
	2013	2012

	($ in thousands)
Income tax expense	$755	$85

Our effective tax rate for the three months ended March 31, 2013 was 34.1% compared to 31.0% for the same period in 2012. This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations, and certain income tax credits. For the quarter ended March 31, 2013, we recognized a tax credit of $600,000 for research and development tax credits related to 2012 which were signed into law in early 2013.  Without the effect of this research and development credit as a discrete item, the Company’s effective tax rate for the three months ended March 31, 2013 would have been 61.4%, which is primarily due to the allocation of book income between the US and foreign entities.

We operate our foreign entities under both the cost plus and reseller models.  Loss before taxes for our foreign subsidiaries for the three months ended March 31, 2013 and 2012 was $2.3 million and $2.1 million, respectively. The recorded foreign tax benefit for the three months ended March 31, 2013 and 2012 was $407,000 and $660,000, respectively. The impact of the foreign effective income tax rates could become more material as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

Liquidity and Capital Resources

We generate cash from the collection of payments related to licensing our products as well as from selling hardware, renewals of support agreements, and the delivery of other services. During the three months ended March 31, 2013, we received $5.7 million in cash from the exercise of stock options and $400,000 from purchases of common stock under our employee stock purchase plan compared to $1.3 million and $141,000, respectively, for the same period in 2012.  We use cash primarily to pay our employees (including salaries, commissions and benefits), lease office space, pay travel expenses, pay for marketing activities, pay vendors for hardware, other services and supplies, purchase property and equipment, pay research and development costs and fund acquisitions. We continue to be debt free.

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

	March 31, 2013	December 31, 2012
	($ in thousands)
Cash and cash equivalents	$41,793	$45,057
Short-term investments	26,940	23,816
Long-term investments	13,143	11,757
Total liquidity	$81,876	$80,630

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending upon investment decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of investments is reported as a source of cash.

We believe that the funds of Interactive Intelligence Group, Inc and its subsidiaries that are held in foreign accounts can be transferred into the U.S. with limited tax consequences. Given our strong liquidity in the U.S., however, we do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. As of March 31, 2013, Interactive Intelligence Group, Inc. held a total of $6.6 million in its various foreign bank accounts and our foreign subsidiaries held a total of $24.1 million in their various bank accounts. The temporary difference related to unremitted earnings of our foreign affiliates as of March 31, 2013, that have not been subject to United States income taxation as dividends and are indefinitely invested outside the United States, was  $2.9 million. If we were to repatriate all of those earnings to Interactive Intelligence Group, Inc. in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $647,000.

The following table shows the U.S dollar equivalent of our foreign account balances for the stated periods:

	March 31, 2013	December 31, 2012
	($ in thousands)
Euro	$11,704	$8,807
British pound	54	2,405
Australian dollar	6,454	6,137
South African rand	3,053	3,001
Canadian dollar	6,297	3577
Other foreign currencies	3,182	1283
Total	$30,744	$25,210

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2013	2012
Beginning cash and cash equivalents	$45,057	$28,465
Cash provided by (used in) operating activities	(991)	4,419
Cash used in investing activities	(7,841)	(9,003)
Cash provided by financing activities	5,568	1,735
Ending cash and cash equivalents	$41,793	$25,616
Days sales outstanding (DSO)	97	87

            Cash flow from operations decreased $5.4 million in the first quarter of 2013 compared to the first quarter of 2012. Cash flow from operations consists of our earnings adjusted for various non-cash expenses, such as depreciation and amortization, as well as balance sheet changes. Our cash flow from operations during the first quarter of 2013 was primarily affected by changes in deferred revenues, accounts receivable and prepaid expenses.

            Accounts receivable negatively affect our cash flow from operations when our days sales outstanding (“DSO”) increase. Our DSO increased by 10 days in the first quarter of 2013 compared to the first quarter in 2012, which resulted from a year-over-year increase in accounts receivable of $27.5 million. This increase in DSO was due to the recognition of the full amount of a large order in accounts receivables as of March 31, 2013. This order was only partially recognized in revenues in the first quarter of 2013. We expect DSO to decrease in subsequent quarters.

            Prepaid expenses decreased our cash flow from operations by $5.4 million in the first quarter of March 31, 2013 compared to the same quarter in 2012 primarily due to prepaid commissions on contracts not yet recognized, as well as expenses related to future marketing programs and taxes related to payroll and employee RSUs.

            Deferred revenues increase our cash flow from operations. These balances have increased each year with the growth in advance billings on support agreements for our installed base of on-premises customers. Total current and long-term deferred revenues increased by $32.4 million as of March 31, 2013 compared to March 31, 2012, in part due to corresponding increases in long-term support agreements, which are reflected on the balance sheet as long-term deferred revenues, as well as payments received on certain on-premises orders not yet recognized in revenues.

            Cash used in investing activities decreased $1.2 million in the first quarter of 2013 compared to the same period in 2012 primarily due to an acquisition during the first quarter of 2012, partially offset by a net increase in purchases of available for sale securities.

Cash provided by financing activities increased $3.8 million in the first quarter of 2013 compared to the same period in 2012 primarily due to increases in proceeds from stock options exercised.

Contractual Obligations

As of March 31, 2013, there have been no material changes to our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of March 31, 2013.

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

Critical Accounting Policies and Estimates

            The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2012 and in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. For a further summary of certain accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Canadian dollar, South African rand, Australian dollar and the euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. We hedge our foreign currency exposure from net monetary assets held in certain currencies other than the United States dollar.  As of March 31, 2013, we had outstanding hedge contracts in British pounds, Canadian dollars and the euro. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. For the three months ended March 31, 2013, we recorded  foreign currency losses of $1.4 million.

For the three months ended March 31, 2013, approximately 19% of our revenues and 23% of our expenses, respectively, were denominated in a foreign currency. As of March 31, 2013 we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or losses, consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $32.1 million. A 10% change in foreign currency exchange rates if not hedged would have changed the carrying value of these net assets by approximately $3.2 million as of March 31, 2013, with a corresponding foreign currency gain (loss) recognized in our condensed consolidated statements of income.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at March 31, 2013, the fair value of our portfolio would  decrease by approximately $380,000.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under “Legal Proceedings” in Note 7  of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. Those risk factors could materially affect our business, financial condition and results of operations.

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

101

The following materials from Interactive Intelligence Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting language):  (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Comprehensive Income; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: May 10, 2013	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)