Form 10-Q
period 2013-06-30
Interactive Intelligence Group, Inc.
filed 2013-08-08
CIK 1517650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 20,036,302 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2013 and December 31, 2012

(in thousands, except share amounts)

	June 30,	December 31,
	2013	2012
Assets	unaudited
Current assets:
Cash and cash equivalents	$43,051	$45,057
Short-term investments	32,745	23,816
Accounts receivable, net of allowance for doubtful accounts of $1,133
at June 30, 2013 and $1,584 at December 31, 2012	70,312	68,409
Deferred tax assets, net	17,955	16,600
Prepaid expenses	19,157	15,565
Other current assets	12,073	5,958
Total current assets	195,293	175,405
Long-term investments	11,563	11,757
Property and equipment, net	34,592	26,816
Goodwill	38,378	38,723
Intangible assets, net	21,595	22,676
Other assets, net	6,373	6,419
Total assets	$307,794	$281,796

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,953	$8,796
Accrued liabilities	12,915	19,608
Accrued compensation and related expenses	11,678	13,640
Deferred product revenues	12,152	5,999
Deferred services revenues	70,711	67,893
Total current liabilities	115,409	115,936
Long-term deferred revenues	25,460	18,000
Deferred tax liabilities, net	2,183	99
Other long-term liabilities	4,240	3,644
Total liabilities	147,292	137,679

Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares
issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 authorized;
20,009,750 issued and outstanding at June 30, 2013,
19,436,918 issued and outstanding at December 31, 2012	200	194
Additional paid-in capital	145,487	133,359
Accumulated other comprehensive loss	(782)	(675)
Retained earnings	15,597	11,239
Total shareholders' equity	160,502	144,117
Total liabilities and shareholders' equity	$307,794	$281,796

See Accompanying Notes to Condensed Consolidated Financial Statements

 Interactive Intelligence Group, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three and Six Months Ended June 30, 2013 and 2012

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product	$27,909	$19,662	$55,900	$39,097
Recurring	35,106	28,398	68,933	56,037
Services	13,227	6,721	24,647	12,415
Total revenues	76,242	54,781	149,480	107,549
Costs of revenues:
Costs of product	7,214	6,000	15,092	11,651
Costs of recurring	10,233	7,838	20,375	15,079
Costs of services	9,846	4,825	17,707	9,059
Amortization of intangible assets	49	35	98	70
Total costs of revenues	27,342	18,698	53,272	35,859
Gross profit	48,900	36,083	96,208	71,690
Operating expenses:
Sales and marketing	25,831	19,631	49,123	37,393
Research and development	13,168	10,966	25,692	21,345
General and administrative	8,584	6,943	16,198	13,832
Amortization of intangible assets	468	350	931	651
Total operating expenses	48,051	37,890	91,944	73,221
Operating income (loss)	849	(1,807)	4,264	(1,531)
Other income (expense):
Interest income, net	250	167	449	348
Other income (expense)	27	92	(1,375)	(92)
Total other income (expense)	277	259	(926)	256
Income (loss) before income taxes	1,126	(1,548)	3,338	(1,275)
Income tax benefit	1,775	440	1,020	356
Net income (loss)	$2,901	$(1,108)	$4,358	$(919)
Other comprehensive income (loss):
Foreign currency translation adjustment	16	(1,164)	121	(783)
Net unrealized investment (loss) gain - net of tax	(196)	(50)	(228)	182
Comprehensive income (loss)	$2,721	$(2,322)	$4,251	$(1,520)

Net income (loss) per share:
Basic	$0.15	$(0.06)	$0.22	$(0.05)
Diluted	0.14	(0.06)	0.21	(0.05)

Shares used to compute net income (loss) per share:
Basic	19,946	19,213	19,826	19,156
Diluted	20,935	19,213	20,847	19,156

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2013

(in thousands)

(unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balances, December 31, 2012	19,437	$194	$133,359	$(675)	$11,239	$144,117

Stock-based compensation expense	-	-	4,535	-	-	4,535
Exercise of stock options	523	6	7,563	-	-	7,569
Issuances of common stock	11	-	404	-	-	404
Vesting of restricted stock units	39	-	(899)	-	-	(899)
Tax benefits from stock-based payment arrangements	-	-	525	-	-	525
Net income	-	-	-	-	4,358	4,358
Foreign currency translation adjustment	-	-	-	121	-	121
Net unrealized investment loss	-	-	-	(228)	-	(228)
Balances, June 30, 2013	20,010	$200	$145,487	$(782)	$15,597	$160,502

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(in thousands)

(unaudited)

	June 30,
	2013	2012
Operating activities:
Net income (loss)	$4,358	$(919)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,023	2,901
Amortization	1,029	747
Other non-cash items	1,255	120
Stock-based compensation expense	4,535	3,294
Tax benefits from stock-based payment arrangements	(525)	(144)
Deferred income tax	729	(2,224)
Amortization (accretion) of investment premium (discount)	(385)	294
Loss on disposal of fixed assets	-	25
Changes in operating assets and liabilities:
Accounts receivable	(1,903)	5,264
Prepaid expenses	(3,592)	(2,102)
Other current assets	(6,115)	(178)
Other assets	377	(196)
Accounts payable	278	(392)
Accrued liabilities	(6,807)	1,072
Accrued compensation and related expenses	(1,962)	(1,507)
Deferred product revenues	6,025	970
Deferred services revenues	10,271	552
Net cash provided by operating activities	12,591	7,577
Investing activities:
Sales of available-for-sale investments	13,576	27,487
Purchases of available-for-sale investments	(22,100)	(24,161)
Purchases of property and equipment	(12,893)	(6,799)
Acquisitions, net of cash	(725)	(11,322)
Unrealized gain on investment	(54)	(1)
Net cash used in investing activities	(22,196)	(14,796)
Financing activities:
Proceeds from stock options exercised	7,569	2,483
Proceeds from issuance of common stock	404	320
Employee taxes withheld for restricted stock units	(899)	(253)
Tax benefits from stock-based payment arrangements	525	144
Net cash provided by financing activities	7,599	2,694
Net decrease in cash and cash equivalents	(2,006)	(4,525)
Cash and cash equivalents, beginning of period	45,057	28,465
Cash and cash equivalents, end of period	$43,051	$23,940

Cash paid during the year for:
Interest	$-	$4
Income taxes	6,954	86

Other non-cash item:
Purchase of property and equipment payable at end of period	114	174

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013 and 2012 (unaudited)

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

Reclassification and Adjustments

Effective January 1, 2013, the Company reclassified certain expenses which were included in cost of services in prior periods to sales and marketing expenses. In prior years, these costs were not significant; however, as these costs have continued to increase in line with the Company’s growth strategy,  the Company concluded that it is appropriate to report these expenses as sales and marketing. For the three and six months ended June 30, 2012,  $375,000 and $716,000, respectively, has been reclassified to sales and marketing expenses based on this new expense presentation. The reclassification did not have any impact on the overall results previously reported.

During the second quarter of 2013, the Company reclassified liabilities related to straight-line rent accruals which were included in accrued liabilities to other long-term liabilities. In the condensed consolidated balance sheet at December 31, 2012, $3.4 million has been reclassified to other long-term liabilities. This reclassification did not have a material impact on the overall results previously reported.

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

During the six months ended June 30, 2013, there were no material changes to the Company’s significant accounting policies or critical accounting estimates.

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheet, measured at fair value as of June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at June 30, 2013 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$40,134	$40,134	$-	$-
Money market funds	2,917	2,917	-	-
Total	$43,051	$43,051	$-	$-

Short-term investments:
Corporate notes	$30,145	$-	$30,145	$-
Commercial paper	1,100	-	1,100	-
Certificates of deposit	1,500	-	1,500	-
Total	$32,745	$-	$32,745	$-

Long-term investments:
Corporate notes	$10,550	$-	$10,550	$-
Agency bonds	1,013	-	1,013	-
Total	$11,563	$-	$11,563	$-

	Fair Value Measurements at December 31, 2012 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$42,964	$42,964	$-	$-
Money market funds	2,093	2,093	-	-
Total	$45,057	$45,057	$-	$-

Short-term investments:
Corporate notes	$21,568	$-	$21,568	$-
Commercial paper	1,298	-	1,298	-
Certificates of deposit	950	-	950	-
Total	$23,816	$-	$23,816	$-

Long-term investments:
Corporate notes	$10,738	$-	$10,738	$-
Agency bonds	1,019	-	1,019	-
Total	$11,757	$-	$11,757	$-

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

	Three Months Ended June 30		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss), as reported (A)	$2,901	$(1,108)	$4,358	$(919)

Weighted average shares of common stock outstanding (B)	19,946	19,213	19,826	19,156
Dilutive effect of employee stock options and RSUs	989	-	1,021	-
Common stock and common stock equivalents (C)	20,935	19,213	20,847	19,156

Net income (loss) per share:
Basic (A/B)	$0.15	$(0.06)	$0.22	$(0.05)
Diluted (A/C)	0.14	(0.06)	0.21	(0.05)

The Company’s calculation of diluted net income per share for the three and six months ended June 30, 2013 excludes stock options to purchase approximately 253,000 and 223,000 shares of the Company’s common stock, respectively, as their effect would be anti-dilutive.

5.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s stock option plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended and as assumed by the Company (the “2006 Plan”), stock appreciation rights, restricted stock, RSUs, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. At the Company’s 2013 Annual Meeting of Shareholders held on May 22, 2013, the Company’s shareholders approved an amendment to the 2006 Plan to increase the number of shares available for issuance under the 2006 Plan by 2,000,000 shares. A maximum of 9,050,933 shares are available for delivery under the 2006 Plan, which consists of (i) 5,350,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant.

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

The third type of stock option granted by the Company is director options granted to non-employee directors annually. These options are similar to the non-performance-based options described above except that the director options vest one year after the grant date. The fair value of these option grants is determined on the date of the grant and the related compensation expense is recognized over one year. These director options are generally granted at the Company’s Annual Meeting of Shareholders during the second quarter of each fiscal year.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718,  Compensation – Stock Compensation for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Stock-based compensation expense by category:
Costs of recurring revenues	$208	$130	$375	$253
Costs of services revenues	67	42	116	76
Sales and marketing	817	569	1,625	1,101
Research and development	693	473	1,309	870
General and administrative	576	500	1,110	994
Total stock-based compensation expense	$2,361	$1,714	$4,535	$3,294

Effect of stock-based compensation expense on net income (loss) per share:
Basic	$(0.12)	$(0.09)	$(0.23)	$(0.17)
Diluted	(0.11)	(0.09)	(0.22)	(0.17)

Stock Option and RSU Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model. There were no material changes in the way the assumptions were calculated as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Non-performance-based options can be granted to all employees and newly-elected non-employee directors throughout the year, while performance-based options are only granted to sales and marketing employees during the first quarter of each year and annual option grants to non-employee directors only occur during the second quarter of each year. The weighted-average estimated per option value of each category of options granted during the six months ended June 30, 2013 and 2012 used the following assumptions:

	Six Months Ended June 30,
Valuation assumptions for non-performance-based options:	2013	2012
Dividend yield	-%	-%
Expected volatility	55.67 - 55.80%	59.65 - 64.68%
Risk-free interest rate	0.61 - 0.63%	0.57 - 0.71%
Expected life of option (in years)	4.25	4.25

	Six Months Ended June 30,
Valuation assumptions for performance-based options:	2013	2012
Dividend yield	-%	-%
Expected volatility	57.56%	63.23%
Risk-free interest rate	0.73%	0.79%
Expected life of option (in years)	4.75	4.75

	Six Months Ended June 30,
Valuation assumptions for annual director options:	2013	2012
Dividend yield	-%	-%
Expected volatility	49.33%	57.10%
Risk-free interest rate	0.54%	0.49%
Expected life of option (in years)	3.50	3.50

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the six months ended June 30, 2013:

		Weighted-
		Average
		Exercise
	Options	Price
Balances, beginning of year	2,631,198	$17.21
Options granted	265,250	40.85
Options exercised	(523,336)	14.45
Options cancelled, forfeited or expired	(19,500)	21.70
Options outstanding	2,353,612	20.45
Option price range	$2.89-49.84
Weighted-average fair value of options granted	$17.64
Options exercisable	1,465,987	14.74

The following table sets forth information regarding the Company’s stock options outstanding and exercisable as of June 30, 2013:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of Exercise				Contractual al	Exercise		Exercise
Prices			Number	Life	Price	Number	Price
$2.89	-	$5.80	254,574	0.84	$5.13	254,574	$5.13
5.81	-	6.03	134,156	1.01	5.85	134,156	5.85
6.66	-	6.66	245,017	1.69	6.66	238,267	6.66
7.14	-	17.28	288,427	1.11	14.97	265,927	14.79
18.24	-	19.34	63,000	2.75	18.93	53,000	18.95
19.66	-	19.66	360,000	2.67	19.66	230,750	19.66
19.77	-	22.92	19,938	3.16	21.76	9,938	21.15
24.50	-	24.50	305,000	4.68	24.50	61,250	24.50
25.00	-	30.92	95,250	4.78	26.91	50,500	25.77
32.33	-	49.84	588,250	4.70	36.28	167,625	32.49
Total shares/average price			2,353,612	2.94	20.45	1,465,987	14.74

The total intrinsic value of options exercised during the quarter ended June 30, 2013 was $14.9 million. The aggregate intrinsic value of options outstanding as of June 30, 2013 was $73.3 million and the aggregate intrinsic value of options currently exercisable as of June 30, 2013 was $54.0 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $51.60 as of June 28, 2013, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2013 represented approximately 1.5 million shares with a weighted average exercise price of $14.74.

As of June 30, 2013, there was $21.9 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 2.15 years.

The following table sets forth a summary of RSU activity for the six months ended June 30, 2013:

		Weighted-
		Average Grant
	Awards	Date Price
Balances, beginning of year	231,022	$29.77
RSUs granted	213,057	40.10
RSUs vested	(60,432)	30.19
RSUs forfeited	(6,275)	32.84
RSUs outstanding	377,372	35.48

At the Company’s 2013 Annual Meeting of Shareholders on May 22, 2013, the Company’s shareholders approved an amendment to the 2006 plan which increased the number of shares available for issuance by 2,000,000 shares. As of June 30, 2013, there were 2,319,351 shares of stock available for issuance for equity compensation awards under the 2006 Plan.

6.    CONCENTRATION OF CREDIT RISK

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of June 30, 2013 or December 31, 2012 or for more than 10% of the Company’s revenues for the three and six months ended June 30, 2013 or 2012.  The Company’s top five customers collectively represented 20% and 21% of the Company’s accounts receivables balance at June 30, 2013 and December 31, 2012, respectively. No individual country accounted for more than 10% of the Company’s revenues except for the United States, which accounted for 64%  and 65%  of the Company’s revenues in the three and six months ended June 30, 2013, respectively, and 73% of the Company’s revenues in each of the three and six months ended June 30, 2012. The Company attributes revenues to countries based on the country in which the customer or partner is located.

7.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company receives notification from competitors and other technology providers claiming that the Company’s technology infringes upon their proprietary rights. The Company cannot provide assurance that these matters can be resolved amicably without litigation, or that the Company will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on its business, financial condition or results of operations.

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

Lease Commitments

The Company leases space for its world headquarters in Indianapolis, Indiana under an operating lease agreement and amendments which expire on March 31, 2018. The Company also has multiple leases for offices and other space throughout the world. The office space for sales, services, development and international offices and a product distribution center located in Indianapolis, Indiana are rented under operating leases which expire at various times through 2016. In accordance with FASB ASC Topic 840, Leases, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

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

The Company’s effective tax rate for the three and six months ended June 30, 2013 was (160.1)%  and (30.7)%, respectively,  compared to 28.8%  and 27.9%, respectively, for the same periods in 2012.  During the three months ended March 31, 2013, the Company recorded a $600,000 U.S. Federal research and development credit related to 2012. During the three months ended June 30, 2013, the Company adopted changes to its existing transfer pricing methods, which were applied to the three months ended June 30, 2013, the three months ended March 31, 2013, and the calendar year 2012. These changes resulted in a downward revision to the expected 2013 annual effective tax rate, and an adjustment to the reported 2012 effective tax rate, all of which were recorded in the three months ended June 30, 2013.  Without the effects of these items, the Company’s effective tax rate for the six months ended June 30, 2013 would have been approximately 2.5%,  which reflects the estimated annual effective rate and is primarily due to the application of the revised transfer pricing methods to transactions among the legal entities that source, deliver, and administer the Company’s principal business activities.  These revised methods generally result in a distribution of profits that minimizes the accumulation of losses in foreign subsidiaries.

9.	ACQUISITIONS

Amtel Acquisition

On April 1, 2013, the Company closed its acquisition of certain assets of a New Zealand reseller, Amtel Communications, Ltd. (“Amtel”). Pursuant to the terms of the asset purchase agreement, the Company purchased certain contact center assets of Amtel for approximately $725,000, funded with cash-on-hand. The Company purchased Amtel’s customer support agreements as a continued part of its growth strategy, which increases the Company’s presence internationally, gives local customers direct access to expanded support services and paves the way for a launch of cloud-based communications services in New Zealand. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“FASB ASC 805”). The results of Amtel’s operations related to the acquired assets were included in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2013.

The preliminary purchase price allocations for the Amtel transaction were prepared by the Company’s management utilizing a third-party valuation report, which was prepared in accordance with the provisions of FASB ASC 805, and other tools available to the Company, including conversations with Amtel’s management and historical data from the Company’s other acquisitions. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

April 1,
2013
Intangible assets, net	$564
Goodwill	296
Total assets acquired	860
Deferred services revenues	(135)
Net assets acquired	$725

Professional fees recognized as of June 30, 2013 totaled approximately $7,000, all of which were recognized during the second quarter of 2013, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income and comprehensive income.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to Amtel’s existing client base. Included within goodwill is the assembled workforce, comprised of five employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

Intangible assets acquired resulting from this acquisition include customer relationships, which are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of June 30, 2013
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$564	$4	$560	12

Bay Bridge Acquisition

            The Company entered into a stock purchase agreement, effective August 1, 2012, with Bay Bridge Decision Technologies, Inc. (“Bay Bridge”), a privately-held Maryland corporation. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Bay Bridge’s outstanding capital stock for an aggregate purchase price of $12.9 million, funded with cash-on-hand. The Company deposited $1.3 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired Bay Bridge to broaden its workforce optimization portfolio of applications and to add advanced, long-term contact center capacity planning and strategic analytics capabilities that supplement the Company’s Interaction Optimizer® workforce management functionality. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of Bay Bridge’s operations were included in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2013.

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

Professional fees recognized as of June 30, 2013 totaled approximately $72,000, with approximately $17,000 recognized during the second quarter of 2013, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income and comprehensive income.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to Bay Bridge’s existing client base. Included within goodwill is the assembled workforce, comprised of 22 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

Intangible assets acquired from this acquisition include customer relationships, technology and trademarks, which are amortized on a straight-line basis. The following sets forth the customer relationships, technology and trademarks acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of June 30, 2013
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$4,630	$303	$4,327	14
Technology	909	52	857	16
Trademark	111	20	91	5
Total	$5,650	$375	$5,275

Brightware Acquisition

The Company entered into a stock purchase agreement, dated as of April 1, 2012, with Brightware B.V. (“Brightware”), a reseller offering sales, deployment and integration services focused on the contact center market. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Brightware’s outstanding capital stock for an aggregate purchase price of $6.4 million, funded with cash-on-hand. The Company deposited $461,800 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. This escrow amount was released in total in April 2013. The Company acquired Brightware as a continued part of its strategy for growing existing operations in key international markets. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of Brightware’s operations were included in the Company’s condensed consolidated financial statements commencing on the acquisition date.

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

Professional fees recognized as of June 30, 2013 totaled approximately $190,000, with approximately $3,000 recognized during the second quarter of 2013, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income and comprehensive income.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to Brightware’s existing client base. Included within goodwill is the assembled workforce, comprised of 14 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

The following sets forth the customer relationships acquired as part of the Brightware acquisition and their economic useful life at the date of acquisition (dollars in thousands):

	As of June 30, 2013
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$1,457	$98	$1,359	10

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

Professional fees recognized as of June 30, 2013 totaled approximately $34,000  and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income and comprehensive income.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to ATIO’s existing client base. Included within goodwill is the assembled workforce, comprised of 40 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

The following sets forth the customer relationships acquired as part of the ATIO acquisition and their economic useful life at the date of acquisition (dollars in thousands):

	As of June 30, 2013
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$2,233	$157	$2,076	18

 Pro Forma Results

                 The Company has not furnished pro forma financial information related to its Amtel, Bay Bridge, Brightware or ATIO acquisitions because such information is not material individually or in the aggregate to the overall financial results of the Company.

10.  Derivatives

The Company enters into derivative contracts to mitigate its foreign currency risk associated with transacting business internationally.  The Company uses foreign currency forward contracts to hedge the revaluation exposure of its net monetary assets and liabilities including cash, accounts receivable, accounts payable and certain intercompany payables and receivables.  These hedges are not designated under GAAP, and all realized and unrealized gains and losses are recorded as incurred within other income (expense) on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.  The objective is to offset the gains and losses on the underlying exposures with the gains and losses from the forward contracts.  The Company’s hedging policy prohibits entering into hedge contracts that are speculative in nature.

   The Company records the fair value of its outstanding hedge contracts in other current assets and accrued liabilities depending upon the market value of the forward contracts at each balance sheet date.  The following table summarizes the notional amount and fair value of the Company’s outstanding foreign currency contracts at June 30, 2013 and December 31, 2012, respectively.

	USD Equivalent Notional Amount (000's)
	June 30, 2013	December 31, 2012
Australian Dollar	$10,777	$-
Euro	16,648	6,753
British Pound	2,793	-
Brazilian Real	904	-
Canadian Dollar	9,333	6,093
South African Rand	9,512	-
Total	$49,967	$12,846

	Fair Value (1) USD (000's)
Derivative Asset (Liability)	35	(10)

            During the three and six months ended June 30, 2013, the Company recorded hedging gains of $1.8 million, compared to hedging gains (losses) of $304,000 and ($38,000) for the same periods last year.

___________

(1)	The fair value measurement of these derivative contracts falls within Level 2 of the fair value hierarchy as defined in FASB ASC 820. See Footnote 3 - Investments for further information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The following will be discussed and analyzed:

•	Forward-Looking Information
•	Overview
•	Revenue, Order and Acquisition Highlights
•	Historical Results of Operations
•	Comparison of Three and Six Months Ended June 30, 2013 and 2012
•	Liquidity and Capital Resources
•	Critical Accounting Policies and Estimates

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

Our management monitors certain key measures to assess our financial results. In particular, we track trends in on-premises and cloud-based orders and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends, see “Revenue, Order and Acquisition Highlights” and “Comparison of Three and Six Months Ended June 30, 2013 and 2012”  below.

Further to the above, our management monitors diluted earnings per share (“EPS”), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America (“GAAP”) and on a non-

GAAP basis. Management uses non-GAAP measurements to analyze our business. These non-GAAP measures include revenues not recognized on a GAAP basis due to purchase accounting adjustments, exclude non-cash stock-based compensation expense and the amortization of certain intangible assets related to acquisitions, and adjust for non-GAAP income tax expense. These measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. Stock-based compensation expense and amortization of intangibles related to acquisitions are non-cash and non-GAAP income tax expense is pro forma based on non-GAAP earnings. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense and amortization of intangibles related to acquisitions amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also reviews financial statements that exclude stock-based compensation expense and amortization of intangibles related to acquisition amounts for our internal budgets.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss), as reported	$2,901	$(1,108)	$4,358	$(919)

Purchase accounting adjustments:
Increase to revenues	63	70	148	200
Reduction of operating expenses:
Customer relationships	423	305	841	561
Acquired technology	49	35	98	70
Non-compete agreements	45	45	90	90
Acquisition costs	27	29	41	151
Total	607	484	1,218	1,072
Non-cash stock-based compensation expense:
Costs of recurring revenues	208	130	375	253
Costs of services revenues	67	42	116	76
Sales and marketing	817	569	1,625	1,101
Research and development	693	473	1,309	870
General and administrative	576	500	1,110	993
Total	2,361	1,714	4,535	3,293
Non-GAAP income tax expense adjustment	(2,512)	(510)	(3,152)	(1,012)
Non-GAAP net income	$3,357	$580	$6,959	$2,434

Operating income (loss), as reported	$849	$(1,807)	$4,264	$(1,531)
Purchase accounting adjustments	607	484	1,218	1,072
Non-cash stock-based compensation expense	2,361	1,714	4,535	3,293
Non-GAAP operating income	$3,817	$391	$10,017	$2,834

Diluted EPS, as reported	$0.14	$(0.06)	$0.21	$(0.05)
Purchase accounting adjustments	0.03	0.03	0.06	0.06
Non-cash stock-based compensation expense	0.11	0.09	0.22	0.17
Non-GAAP income tax expense adjustment	(0.12)	(0.03)	(0.15)	(0.06)
Non-GAAP diluted EPS	$0.16	$0.03	$0.33	$0.12

Revenue, Order and Acquisition Highlights

The tables below show our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2012, 2011 and 2010 and the percentage change over the previous periods, and also a summary of orders received during the three and six months ended June 30, 2013 and 2012.

Period	Revenues	Year-over-Year Growth %
Three Months Ended:
June 30, 2013	$76.2	39%
March 31, 2013	73.2	39
December 31, 2012	70.5	22
September 30, 2012	59.3	14
June 30, 2012	54.8	5

Year Ended December 31:
2012	$237.4	13%
2011	209.5	26
2010	166.3	27

Orders

	Three Months Ended June 30,			Six Months Ended June 30,
	2013		2012	2013		2012

Increase in dollar amount from prior year period:	($ in thousands)			($ in thousands)
Total orders	114%	(1)	26%	78%	(1)	16%
On-premise orders	2%		14%	13%		8%
Cloud-based orders	463%	(1)	88%	359%	(1)	48%
Cloud-based orders as a % of total orders	64%		24%	53%		26%
Orders from new customers as a % of total orders	26%		53%	35%		35%
Number of new on-premises customers	67		51	128		100
Number of new cloud-based customers	22		16	35		27
Total orders greater than $250,000	43		36	82		53

________

(1)

Includes the largest contract in our history, which was signed in the second quarter of 2013. Excluding this order, our total and cloud-based order growth still would have been positive for the three and six months ended June 30, 2013.

Geographic Mix

The following table shows the percentage of orders derived from each of our geographic regions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Americas	84%	69%	78%	74%
Europe, Middle East, and Africa (“EMEA”)	8	23	17	19
Asia-Pacific	8	8	5	7

Orders from the EMEA region decreased during the three and six months ended June 30, 2013 compared to the same periods in 2012 as a result of the timing of orders received. The economic climate of EMEA has been unsettled and orders from that region have fluctuated from quarter to quarter. The dollar amount of 2013 orders from the EMEA region is expected to exceed 2012 but may comprise a smaller percent of our total orders.

Acquisitions

On April 1, 2013,  we entered into an agreement with Amtel Communications Ltd. (“Amtel”), and acquired certain customer support agreements. On August 1, 2012, we entered into a stock purchase agreement with Bay Bridge Decision Technologies, Inc. (“Bay Bridge”), and acquired 100% of Bay Bridge’s capital stock. On April 1, 2012, we entered into a stock purchase agreement with Brightware B.V. (“Brightware”), and acquired 100% of Brightware’s capital stock. On January 5, 2012, we entered into an agreement with ATIO Corporation (Pty). Ltd. (“ATIO”), and acquired certain Interactive Intelligence-related contact center assets of ATIO. Additional details for each acquisition are as follows:

				Working
			Funding of	Capital
	Description of	Purchase	Purchase	Amount	Escrow	# of
Company	Company	Price	Price	Acquired	Amount	Employees
Amtel	Reseller	$725,000	Cash on hand	-	-	5

Bay Bridge	Provider of Workforce Optimization Software and Services	$12.9 million	Cash on hand	$2.6 million	$1.3 million	22

Brightware	Reseller	$6.4 million	Cash on hand	$3.0 million	$461,800	14

ATIO	Reseller	$7.0 million	Cash on hand	$1.8 million	$704,000	40

Historical Results of Operations

The following table presents certain financial data derived from our unaudited statements of income as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the full year or for any future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product	37%	36%	37%	36%
Recurring	46	52	46	52
Services	17	12	17	12
Total revenues	100	100	100	100
Costs of revenues:
Product	10	11	10	11
Recurring	13	14	14	14
Services	13	9	12	8
Total costs of revenues	36	34	36	33
Gross profit	64	66	64	67
Operating expenses:
Sales and marketing	34	35	33	35
Research and development	17	20	17	20
General and administrative	11	13	11	13
Amortization of intangible assets	1	1	-	-
Total operating expenses	63	69	61	68
Operating income (loss)	1	(3)	3	(1)
Interest income, net	-	-	-	-
Other expense	-	-	(1)	-
Total other expense	-	-	(1)	-
Income (loss) before income taxes	1	(3)	2	(1)
Income tax benefit	(2)	(1)	(1)	-
Net income (loss)	3%	(2)%	3%	(1)%

Comparison of Three and Six Months Ended June 30, 2013 and 2012

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

Product Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Product revenues	$27,909	$19,662	$55,900	$39,097
Change from prior period	42%	(19)%	43%	(12)%
Percentage of total revenues	36.6%	35.9%	37.4%	36.4%

Product revenues increased $8.2 million, or 42%, and $16.8 million, or 43%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012,  driven by $6.2 million and $9.6 million of product revenues  recognized during the three and six months ended June 30, 2013, respectively, that were previously deferred based on the recognition terms of certain contracts.

Not all software and hardware product orders are recognized as revenue when the orders are received because of product general availability, certain contractual terms or the collection history with particular customers or partners. Consequently, product revenues for any particular period not only reflect the orders received in the current period but also include certain orders received but deferred in previous periods and recognized in the current period. In addition, a portion of product orders are related to support, and thus are recognized over the support period as recurring revenues.

Recurring Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Recurring revenues	$35,106	$28,398	$68,933	$56,037
Change from prior period	24%	27%	23%	29%
Percentage of total revenues	46.0%	51.8%	46.1%	52.1%

The breakdown of recurring revenues was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Support fees	$27,251	$23,359	$53,973	$46,001
Cloud-based	7,855	5,039	14,960	10,036
Total	$35,106	$28,398	$68,933	$56,037

Recurring revenues increased $6.7 million, or 24%, and $12.9 million, or 23%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  These increases were due to higher orders for our cloud-based solutions, increases in support fees due to the continued growth of our installed base of on-premises customers, and recent acquisitions.

Our unrecognized contracted cloud-based revenues were $136.0 million and $49.7 million as of June 30, 2013 and 2012, respectively. These unrecognized cloud-based revenues were not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not been invoiced to the customer. The increase in unrecognized contracted cloud-based revenues was driven by one large cloud-based contract entered into during the second quarter of 2013.

Support fees are recognized over the support period, generally between one and three years. Cloud-based orders are for periods of one to five years, with an overall average contract term in the six months ended June 30,  2013 of 54 months.

Services Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Services revenues	$13,227	$6,721	$24,647	$12,415
Change from prior period	97%	23%	99%	6%
Percentage of total revenues	17.3%	12.3%	16.5%	11.5%

Services revenues increased $6.5 million, or 97%, and $12.2 million, or 99%, during the three and six months ended June 30, 2013, compared to the same periods in 2012,  due to increases in the number and scope of our professional service engagements and the increasing number of attendees at our educational classes.

Services revenues have and will continue to fluctuate based on the product implementation requirements of our customers and partners as well as the number of attendees at our educational classes. We believe services revenues will continue to grow as product and recurring revenues increase, order sizes increase and as we license more of our solutions directly to our customers.

Costs of Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Product	$7,214	$6,000	$15,092	$11,651
Recurring	10,233	7,838	20,375	15,079
Services	9,846	4,825	17,707	9,059
Total costs of revenues	$27,293	$18,663	$53,174	$35,789
Change from prior period	46%	16%	49%	14%
Product cost as a % of product gross revenues	25.8%	30.5%	27.0%	29.8%
Recurring cost as a % of recurring gross revenues	29.1%	27.6%	29.6%	26.9%
Services cost as a % of services gross revenues	74.4%	71.8%	71.8%	73.0%

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

Costs of product revenues increased $1.2 million, or 20%, and $3.4 million, or 30%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012,  primarily due to the over 40% increase in product revenue year over year. The mix of hardware sold in each of the periods, related increases in cost of goods sold and increases in direct operating expenses contributed to increased costs of product revenue.

Costs of Recurring Revenues

Costs of recurring revenues consist primarily of compensation expenses for technical support personnel and costs associated with our cloud-based offerings.

Costs of recurring revenues increased $2.4 million, or 31%,  and $5.3 million, or 35%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. These higher costs were primarily due to increases in compensation expenses related to staffing increases to support our expanding customer base and the growing number of cloud-based solutions,  staff added through acquisitions, and increased data center and telecommunications expenses.

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

Costs of services revenues increased by $5.0 million, or 104%, and $8.6 million, or 95%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. These higher costs were in line with our services revenue growth and were primarily due to increases in compensation, travel and other direct expenses  resulting from an increase in staff hired or added through acquisitions during both the three and six months ended June 30, 2013.

Gross Profit
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Gross Profit	$48,900	$36,083	$96,208	$71,690
Change from prior period	36%	1%	36%	5%
Percentage of total revenues	64.1%	65.9%	64.4%	66.7%

Gross profit as a percentage of total revenues decreased 1.8% and 2.3%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to our investment in technical staff and increased data center costs to support our expanding cloud customer base.

Operating Expenses

Sales and Marketing
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Sales and marketing expenses	$25,831	$19,631	$49,123	$37,393
Change from prior period	32%	28%	31%	27%
Percentage of total revenues	33.9%	35.8%	32.9%	34.8%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our direct sales, marketing, client success and channel management operations for our on-premises and cloud-based deployments.

Sales and marketing expenses increased by $6.2 million, or 32%, and $11.7 million, or 31%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  These increases  were primarily due to higher compensation and travel and entertainment expenses resulting from staff hired or added through acquisitions. Additionally, we increased spending on marketing programs, including promotional and branding initiatives during 2013. We believe these investments are critical to our future growth as we continue to increase our market share and expand internationally.

Research and Development
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Research and development expense	$13,168	$10,966	$25,692	$21,345
Change from prior period	20%	26%	20%	27%
Percentage of total revenues	17.3%	20.0%	17.2%	19.8%

Research and development expenses are comprised primarily of compensation expense, allocated corporate costs and depreciation expenses.

Research and development expense increased by $2.2 million, or 20%, and $4.3 million, or 20%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  These increases  were primarily due to higher compensation and other related expenses resulting from staffing increases from additional staff hired and acquired, as well as increases in outsourced services and software.

We believe that continued investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions. We expect research and development expenses will continue to increase in future periods.

General and Administrative
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
General and administrative expense	$8,584	$6,943	$16,198	$13,832
Change from prior period	24%	15%	17%	24%
Percentage of total revenues	11.3%	12.7%	10.8%	12.9%

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal, other professional fees and bad debt expense. We expect that general and administrative expenses will continue to increase as we acquire additional companies and expand our infrastructure consistent with our growth strategy.

General and administrative expenses increased $1.6 million, or 24%, and $2.4 million, or 17%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  These increases  were primarily due to higher compensation expenses resulting from staffing increases to support our growing infrastructure, as well as increased depreciation and amortization.

Other Income (Expense):

Interest Income, net
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Cash, cash equivalents, and investments (average)	$84,618	$86,820	$83,995	$88,488
Interest income on investments, net	179	167	338	348
Return on investments	0.85%	0.77%	0.80%	0.79%

Interest income, net, consists of interest earned from investments, receivables and interest-bearing cash accounts. Interest expense and fees, which were not material in any periods reported, are also included.

Interest earned on investments increased during the three and six months ended June 30, 2013 compared to the same periods in 2012 as a result of increasing interest rates on our mix of investments.  Additionally, we began charging interest on past due receivable balances during the third quarter of 2012, thus increasing the income earned from interest.  We continue to monitor the allocation of funds in which we have invested to maximize our return on investment within our established investment policy. We do not have any investments in subprime assets.

Other Income (Expense)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Other income (expense)	$27	$92	$(1,375)	$(92)

Other income (expense) primarily includes realized and unrealized foreign currency gains and losses. These foreign currency gains and losses fluctuate based on the amount of receivables we generate in certain international currencies, the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period.  Other income (expense) for the six months ended June 30, 2013 included $1.4 million of foreign currency losses primarily attributable to the revaluation of certain intercompany loan receivables denominated in the South African Rand and the Euro, which weakened against the U.S. dollar during the first quarter of 2013. We began hedging our exposure related to these amounts as of April 1, 2013.

Income Tax Benefit
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Income tax benefit	$1,775	$440	$1,020	$356

During the three months ended March 31, 2013, we recorded a $600,000 U.S. Federal research and development tax credit related to 2012, which was signed into law in early 2013. Also, during the three months ended June 30, 2013, we adopted changes to our existing transfer pricing methods, which were applied to the three months ended June 30, 2013, the three months ended March 31, 2013, and the calendar year 2012. These changes resulted in a downward revision to the expected 2013 annual effective tax rate, and an adjustment to the reported 2012 effective tax rate, all of which were recorded in the three months ended June 30, 2013.  Without the effects of these items, our effective tax rate for the six months ended June 30, 2013 would have been approximately 2.5%, which reflects the estimated annual effective rate and is primarily due to the application of the revised transfer pricing methods to transactions among the legal entities that source, deliver, and administer our principal business activities.  These revised methods generally result in a distribution of profits that minimizes the accumulation of losses in foreign subsidiaries. Our effective tax rate for the three and six months ended June 30, 2013 was (160.1)% and (30.7)%, respectively, compared to 28.8% and 27.9%, respectively, for the same periods in 2012. This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations, and certain income tax credits

Liquidity and Capital Resources

We generate cash from the collection of payments related to licensing our products as well as from selling hardware, renewals of support agreements, and the delivery of other services. During the six month ended June 30, 2013, we received $7.6 million in cash from the exercise of stock options and $404,000 from purchases of common stock under our employee stock purchase plan compared to $2.5 million and $320,000, respectively, for the same period in 2012.  We use cash primarily to pay our employees (including salaries, commissions and benefits), lease office space, pay travel expenses, pay for marketing activities, pay vendors for hardware, other services and supplies, purchase property and equipment, pay research and development costs and fund acquisitions. We continue to be debt free.

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

	June 30, 2013	December 31, 2012
	($ in thousands)
Cash and cash equivalents	$43,051	$45,057
Short-term investments	32,745	23,816
Long-term investments	11,563	11,757
Total liquidity	$87,359	$80,630

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending upon investment decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of investments is reported as a source of cash.

We believe that the funds of Interactive Intelligence Group, Inc and its subsidiaries that are held in foreign accounts can be transferred into the U.S. with limited tax consequences. Given our strong liquidity in the U.S., however, we do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. As of June 30, 2013, Interactive Intelligence Group, Inc. held a total of $12.3 million in its various foreign bank accounts and our foreign subsidiaries held a total of $19.0 million in their various bank accounts. The temporary difference related to unremitted earnings of our foreign affiliates as of June 30, 2013, that have not been subject to United States income taxation as dividends and are indefinitely invested outside the United States, was  $2.8 million. If we were to repatriate all of those earnings to Interactive Intelligence Group, Inc. in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $631,000.

The following table shows the U.S dollar equivalent of our foreign account balances for the stated periods:

	June 30, 2013	December 31, 2012
	($ in thousands)
Euro	$10,607	$8,807
British pound	547	2,405
Australian dollar	4,837	6,137
South African rand	3,749	3,001
Canadian dollar	8,444	3577
New Zealand dollar	602	771
Other foreign currencies	430	512
Total	$29,216	$25,210

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2013	2012
Beginning cash and cash equivalents	$45,057	$28,465
Cash provided by operating activities	12,591	7,577
Cash used in investing activities	(22,196)	(14,796)
Cash provided by financing activities	7,599	2,694
Ending cash and cash equivalents	$43,051	$23,940
Days sales outstanding (DSO)	83	87

Cash flow from operations increased $5.2 million in the first six months of 2013 compared to the same period in 2012. Cash flow from operations consists of our earnings adjusted for various non-cash expenses, such as depreciation and amortization, as well as balance sheet changes. Our cash flow from operations during the first six months of 2013 was primarily affected by changes in deferred revenues, accounts receivable and taxes.

Our days sales outstanding (“DSO”) decreased by three days during the six months ended June 30, 2013 compared to the same period in 2012, primarily due to a year-over-year increase in second quarter revenue of $21.4 million and our efforts to manage the ensuing accounts receivable balance.

Deferred revenues increase our cash flow from operations. These balances have increased each year with the growth in advance billings on support agreements for our installed base of on-premises customers. Total current and long-term deferred revenues increased by $15.1 million as of June 30, 2013 compared to June 30, 2012, in part due to corresponding increases in long-term support agreements, which are reflected on the balance sheet as long-term deferred revenues, as well as payments received on certain on-premises orders not yet recognized in revenues.

Accrued liabilities decreased our cash flow from operations. The decrease was primarily the result of an income tax benefit recognized during the three months ended June 30, 2013 related to the changes we adopted to our existing transfer pricing methods and the 2012 U.S. Federal research and development tax credit of $600,000 recognized in the three months ended March 31, 2013.

Cash used in investing activities increased $7.3 million in the first half of 2013 compared to the same period in 2012, primarily due to an $11.8 million increase in net purchase of available for sale securities and a $6.1 million increase in the purchase of property, plant and equipment. Additionally, during the six months ended June 30, 2012,  we spent $11.3 million on two acquisitions compared to $725,000 during the same period in 2013.

Cash provided by financing activities increased $4.7 million in the first half of 2013 compared to the same period in 2012, primarily due to increases in proceeds from stock options exercised.

Contractual Obligations

On April 15, 2013, we signed an operating lease to expand our headquarters in Indianapolis, Indiana, which expires on April 30, 2019. Additionally, on January 25, 2013, we signed a lease in Denver, Colorado as a result of an office relocation, which expires on June 30, 2020. There have been no other material changes to our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

 Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of June 30, 2013.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Canadian dollar, South African rand, Australian dollar, New Zealand dollar and the euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. We hedge our foreign currency exposure from net monetary assets held in certain currencies other than the United States dollar.  As of June 30, 2013, we had outstanding hedge contracts denominated in British pounds, Canadian dollars, South African rands, Australian dollars, New Zealand dollars and the euro. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may price our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. For the three and six months ended June 30, 2013, we recorded  foreign currency gains (losses) of $27,000 and $(1.4 million), respectively.

For the three and six months ended June 30, 2013, approximately 16% and 17% of our revenues and 15% and 19% of our expenses, respectively, were denominated in a foreign currency. As of June 30, 2013 we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or losses, consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $28.3 million. A 10% change in foreign currency exchange rates if not hedged would have changed the carrying value of these net assets by approximately $2.8 million as of June 30, 2013, with a corresponding foreign currency gain (loss) recognized in our condensed consolidated statements of income.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at June 30, 2013, the fair value of our portfolio would  decrease by approximately $389,000.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

(a) Exhibits
Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex II to the Proxy Statement / Prospectus	4/27/2011

3.2	Amended By-Laws of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex III to the Proxy Statement / Prospectus	4/27/2011

10.1	Interactive Intelligence Group, Inc. 2006 Equity Incentive Plan, As Amended May 22, 2013	8-K	10.1	5/24/13

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101

The following materials from Interactive Intelligence Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting language):  (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Comprehensive Income; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: August 8, 2013	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)