Form 10-Q
period 2013-09-30
Interactive Intelligence Group, Inc.
filed 2013-11-12
CIK 1517650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of October 31, 2013,  there were 20,224,838 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2013 and December 31, 2012

(in thousands, except share amounts)

	September 30,	December 31,
	2013	2012
Assets	unaudited
Current assets:
Cash and cash equivalents	$50,085	$45,057
Short-term investments	33,390	23,816
Accounts receivable, net of allowance for doubtful accounts of $1,082
at September 30, 2013 and $1,584 at December 31, 2012	64,347	68,409
Deferred tax assets, net	13,582	16,600
Prepaid expenses	23,420	15,565
Other current assets	18,716	5,958
Total current assets	203,540	175,405
Long-term investments	11,927	11,757
Property and equipment, net	36,584	26,816
Goodwill	37,721	38,723
Intangible assets, net	21,268	22,676
Other assets, net	8,705	6,419
Total assets	$319,745	$281,796

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,302	$8,796
Accrued liabilities	11,802	19,608
Accrued compensation and related expenses	13,916	13,640
Deferred product revenues	11,861	5,999
Deferred services revenues	73,326	67,893
Total current liabilities	120,207	115,936
Long-term deferred revenues	23,492	18,000
Deferred tax liabilities, net	1,847	99
Other long-term liabilities	4,170	3,644
Total liabilities	149,716	137,679

Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares
issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 authorized;
20,212,947 issued and outstanding at September 30, 2013,
19,436,918 issued and outstanding at December 31, 2012	202	194
Additional paid-in capital	153,768	133,359
Accumulated other comprehensive loss	(1,165)	(675)
Retained earnings	17,224	11,239
Total shareholders' equity	170,029	144,117
Total liabilities and shareholders' equity	$319,745	$281,796

See Accompanying Notes to Condensed Consolidated Financial Statements

 Interactive Intelligence Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2013 and 2012

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product	$26,913	$22,322	$82,813	$61,419
Recurring	37,537	29,186	106,470	85,223
Services	13,519	7,766	38,166	20,181
Total revenues	77,969	59,274	227,449	166,823
Costs of revenues:
Costs of product	6,599	5,935	21,691	17,587
Costs of recurring	11,709	8,096	32,084	23,174
Costs of services	9,609	5,790	27,316	14,848
Amortization of intangible assets	49	35	147	105
Total costs of revenues	27,966	19,856	81,238	55,714
Gross profit	50,003	39,418	146,211	111,109
Operating expenses:
Sales and marketing	24,522	20,428	73,645	57,822
Research and development	12,348	11,950	38,040	33,296
General and administrative	8,994	7,579	25,192	21,410
Amortization of intangible assets	464	376	1,395	1,027
Total operating expenses	46,328	40,333	138,272	113,555
Operating income (loss)	3,675	(915)	7,939	(2,446)
Other income (expense):
Interest income, net	169	216	618	565
Other income (expense)	(476)	26	(1,851)	(66)
Total other income (expense)	(307)	242	(1,233)	499
Income (loss) before income taxes	3,368	(673)	6,706	(1,947)
Income tax expense (benefit)	1,741	(228)	721	(583)
Net income (loss)	$1,627	$(445)	$5,985	$(1,364)
Other comprehensive income (loss):
Foreign currency translation adjustment	(461)	9	(340)	(774)
Net unrealized investment gain (loss) - net of tax	78	172	(150)	354
Comprehensive income (loss)	$1,244	$(264)	$5,495	$(1,784)

Net income (loss) per share:
Basic	$0.08	$(0.02)	$0.30	$(0.07)
Diluted	0.08	(0.02)	0.29	(0.07)

Shares used to compute net income (loss) per share:
Basic	20,112	19,283	19,922	19,199
Diluted	21,180	19,283	20,978	19,199

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2013

(in thousands)

(unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balances, December 31, 2012	19,437	$194	$133,359	$(675)	$11,239	$144,117

Stock-based compensation expense	-	-	6,953	-	-	6,953
Exercise of stock options	720	8	10,456	-	-	10,464
Issuances of common stock	15	-	609	-	-	609
Tax withholding on restricted stock awards	41	-	(961)	-	-	(961)
Tax benefits from stock-based payment arrangements	-	-	3,352	-	-	3,352
Net income	-	-	-	-	5,985	5,985
Foreign currency translation adjustment	-	-	-	(340)	-	(340)
Net unrealized investment loss	-	-	-	(150)	-	(150)
Balances, September 30, 2013	20,213	$202	$153,768	$(1,165)	$17,224	$170,029

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(in thousands)

(unaudited)

	September 30,
	2013	2012
Operating activities:
Net income (loss)	$5,985	$(1,364)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,665	5,753
Amortization	1,542	1,200
Other non-cash items	1,549	(235)
Stock-based compensation expense	6,953	5,027
Tax benefits from stock-based payment arrangements	(3,352)	(204)
Deferred income tax	4,766	(4,784)
Amortization (accretion) of investment premium (discount)	(260)	641
Loss on disposal of fixed assets	-	25
Changes in operating assets and liabilities:
Accounts receivable	4,062	2,800
Prepaid expenses	(6,522)	(3,011)
Other current assets	(12,758)	(684)
Other assets	(2,286)	(463)
Accounts payable	4,384	3,332
Accrued liabilities	(8,001)	3,016
Accrued compensation and related expenses	276	(967)
Deferred product revenues	5,732	423
Deferred services revenues	10,920	4,922
Net cash provided by operating activities	20,655	15,427
Investing activities:
Sales of available-for-sale investments	19,776	43,487
Purchases of available-for-sale investments	(29,390)	(26,111)
Purchases of property and equipment	(18,732)	(12,609)
Acquisitions, net of cash	(725)	(22,651)
Unrealized (gain) loss on investment	(20)	1
Net cash used in investing activities	(29,091)	(17,883)
Financing activities:
Proceeds from stock options exercised	10,464	2,989
Proceeds from issuance of common stock	609	489
Tax withholding on restricted stock awards	(961)	(253)
Tax benefits from stock-based payment arrangements	3,352	204
Net cash provided by financing activities	13,464	3,429
Net increase in cash and cash equivalents	5,028	973
Cash and cash equivalents, beginning of period	45,057	28,465
Cash and cash equivalents, end of period	$50,085	$29,438

Cash paid during the period for:
Interest	$4	$-
Income taxes	7,196	5

Other non-cash item:
Purchase of property and equipment payable at end of period	195	615

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013 and 2012 (unaudited)

1.FINANCIAL STATEMENT PRESENTATION

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

Reclassification and Adjustments

Effective January 1, 2013, the Company reclassified certain expenses which were included in cost of services in prior periods to sales and marketing expenses. In prior years, these costs were not significant; however, as these costs have continued to increase in line with the Company’s growth strategy,  the Company concluded that it is appropriate to report these expenses as sales and marketing. For the three and nine months ended September 30, 2012,  $508,000 and $1.2 million, respectively, has been reclassified to sales and marketing expenses based on this new expense presentation. The reclassification did not have any impact on the overall results previously reported.

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

2.SUMMARY OF CERTAIN ACCOUNTING POLICIES AND RECENT ACCOUNTING  PRONOUNCEMENTS

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

In February 2013, the FASB issued FASB ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in FASB ASUs 2011-05 and 2011-12 for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The guidance became effective for public entities for fiscal years and interim periods beginning after December 15, 2012. The Company adopted this guidance in the first quarter of 2013 and noted no material impact on its consolidated financial statements upon adoption.

In July 2013, the FASB issued FASB ASU 2013-11, Income Taxes.  This updated guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This ASU does not require new recurring disclosures. The Company will adopt this guidance during the fourth quarter of 2013 and does not expect that there will be  a material impact on its consolidated financial statements upon adoption.

The Company capitalizes costs related to its cloud-based services and certain projects for internal use in accordance with FASB ASC 350-40, Internal Use Software.  Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use.  Capitalization ceases upon completion of all substantial testing.  Costs incurred in the preliminary stages of development, maintenance and training costs are expensed as incurred.  During the nine months ended September 30, 2013, the Company capitalized $1.7 million of year-to-date costs related to the development of its cloud-based offering.  The Company will continue to capitalize development costs related to this project and will begin amortizing such costs once the software is ready for production, which is expected to be mid-2014.

During the nine months ended September 30, 2013, there were no other material changes to the Company’s significant accounting policies or critical accounting estimates.

3.INVESTMENTS

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheets, measured at fair value as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at September 30, 2013 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$47,969	$47,969	$-	$-
Money market funds	2,116	2,116	-	-
Total	$50,085	$50,085	$-	$-

Short-term investments:
Agency bonds	$1,011	$-	$1,011	$-
Corporate notes	30,530	-	30,530	-
Commercial paper	1,299	-	1,299	-
Certificates of deposit	550	-	550	-
Total	$33,390	$-	$33,390	$-

Long-term investments:
Corporate notes	$11,927	$-	$11,927	$-
Total	$11,927	$-	$11,927	$-

	Fair Value Measurements at December 31, 2012 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$42,964	$42,964	$-	$-
Money market funds	2,093	2,093	-	-
Total	$45,057	$45,057	$-	$-

Short-term investments:
Corporate notes	$21,568	$-	$21,568	$-
Commercial paper	1,298	-	1,298	-
Certificates of deposit	950	-	950	-
Total	$23,816	$-	$23,816	$-

Long-term investments:
Corporate notes	$10,738	$-	$10,738	$-
Agency bonds	1,019	-	1,019	-
Total	$11,757	$-	$11,757	$-

4.NET INCOME (LOSS) PER SHARE

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

	Three Months Ended September 30		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss), as reported (A)	$1,627	$(445)	$5,985	$(1,364)

Weighted average shares of common stock outstanding (B)	20,112	19,283	19,922	19,199
Dilutive effect of employee stock options and RSUs	1,068	-	1,056	-
Common stock and common stock equivalents (C)	21,180	19,283	20,978	19,199

Net income (loss) per share:
Basic (A/B)	$0.08	$(0.02)	$0.30	$(0.07)
Diluted (A/C)	0.08	(0.02)	0.29	(0.07)

The Company’s calculation of diluted net income per share for the three and nine months ended September 30, 2013 excludes stock options to purchase approximately 40,000 and 212,000 shares of the Company’s common stock, respectively, as their effect would be anti-dilutive.

5.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s stock option plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended and as assumed by the Company (the “2006 Plan”), stock appreciation rights, restricted stock, RSUs, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. At the Company’s 2013 Annual Meeting of Shareholders held on May 22, 2013, the Company’s shareholders approved an amendment to the 2006 Plan to increase the number of shares available for issuance under the 2006 Plan by 2,000,000 shares. A maximum of 9,050,933 shares are available for delivery under the 2006 Plan, which consists of (i) 5,350,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant. As of September 30, 2013, there were 2,312,756 shares of stock available for issuance for equity compensation awards under the 2006 Plan.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718,  Compensation – Stock Compensation for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Stock-based compensation expense by category:
Costs of recurring revenues	$213	$135	$588	$388
Costs of services revenues	69	44	185	120
Sales and marketing	821	607	2,446	1,709
Research and development	689	505	1,998	1,375
General and administrative	629	443	1,739	1,435
Total stock-based compensation expense	$2,421	$1,734	$6,956	$5,027

Stock Option and RSU Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model. There were no material changes in the way the assumptions were calculated as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Non-performance-based options can be granted to all employees and newly-elected non-employee directors throughout the year, while performance-based options are only granted to sales and marketing employees during the first quarter of each year and annual option grants to non-employee directors only occur during the second quarter of each year. The weighted-average estimated per option value of each category of options granted during the nine months ended September 30, 2013 and 2012 used the following assumptions:

	Nine Months Ended September 30,
Valuation assumptions for non-performance-based options:	2013	2012
Dividend yield	-%	-%
Expected volatility	49.85 - 55.80%	59.04 - 64.70%
Risk-free interest rate	0.61 - 1.11%	0.53 - 0.71%
Expected life of option (in years)	4.25	4.25

	Nine Months Ended September 30,
Valuation assumptions for performance-based options:	2013	2012
Dividend yield	-%	-%
Expected volatility	57.56%	63.23%
Risk-free interest rate	0.73%	0.79%
Expected life of option (in years)	4.75	4.75

	Nine Months Ended September 30,
Valuation assumptions for annual director options:	2013	2012
Dividend yield	-%	-%
Expected volatility	49.33%	57.10%
Risk-free interest rate	0.54%	0.49%
Expected life of option (in years)	3.50	3.50

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the nine months ended September 30, 2013:

		Weighted-
		Average
		Exercise
	Options	Price
Balances, beginning of year	2,631,198	$17.21
Options granted	265,250	40.85
Options exercised	(720,185)	14.52
Options cancelled, forfeited or expired	(19,500)	21.70
Options outstanding	2,156,763	20.97
Option price range	$3.03 - 49.84
Weighted-average fair value of options granted	$17.64
Options exercisable	1,279,388	14.83

The following table sets forth information regarding the Company’s stock options outstanding and exercisable as of September 30, 2013:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of Exercise				Contractual	Exercise		Exercise
Prices			Number	Life	Price	Number	Price
$3.03	-	$5.72	220,968	0.61	$5.15	220,968	$5.15
5.79	-	6.66	337,208	1.13	6.33	330,458	6.32
11.14	-	17.28	247,887	0.89	15.12	225,387	14.92
18.24	-	19.34	54,500	2.50	18.93	49,500	19.00
19.66	-	19.66	326,700	2.42	19.66	197,450	19.66
19.77	-	22.92	11,250	3.83	22.43	1,250	22.83
24.50	-	24.50	293,750	4.43	24.50	50,000	24.50
25.00	-	30.92	92,500	4.51	26.90	50,500	25.78
32.33	-	32.33	247,250	3.44	32.33	104,875	32.33
32.53	-	49.84	324,750	5.27	39.49	49,000	32.99
Total shares/average price			2,156,763	2.78	20.97	1,279,388	14.83

The total intrinsic value of options exercised during the nine months ended September 30, 2013 was $24.2 million. The aggregate intrinsic value of options outstanding as of September 30, 2013 was $91.7 million and the aggregate intrinsic value of options currently exercisable as of September 30, 2013 was $62.3 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $63.49 as of September 30, 2013, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2013 represented approximately 1.3 million shares with a weighted average exercise price of $14.83.

As of September 30, 2013, there was $19.8 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 1.91 years.

The following table sets forth a summary of RSU activity for the nine months ended September 30, 2013:

		Weighted-
		Average Grant
	Awards	Date Price
Balances, beginning of year	231,022	$29.77
RSUs granted	220,302	40.73
RSUs vested	(63,558)	30.04
RSUs forfeited	(7,675)	34.14
RSUs outstanding	380,091	35.99

6.ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company records unbilled accounts receivable which represents amounts recognized as revenues for invoices that have not yet been sent to customers. This balance fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the work performed is ahead of the billing milestones related to a services engagement, unbilled accounts receivable will be recorded. The balance of unbilled accounts receivable recorded  as of September 30, 2013 was $7.5 million.

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of September 30, 2013 or December 31, 2012 or for more than 10% of the Company’s revenues for the three and nine months ended September 30, 2013 or 2012.  The Company’s top five customers collectively represented 21%  and 22% of the Company’s accounts receivables balance at September 30, 2013 and December 31, 2012, respectively. No individual country accounted for more than 10% of the Company’s revenues except for the United States, which accounted for 65% of the Company’s revenues in both the three and nine months ended September 30, 2013 and 66% and 65% of the Company’s revenues in the three and nine months ended September 30, 2012, respectively. The Company attributes revenues to countries based on the country in which the customer or partner is located.

7.COMMITMENTS AND CONTINGENCIES

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

Other Contingencies

The Company has received and may continue to receive certain payroll tax credits and real estate tax abatements that were granted to the Company based upon specified growth projections.  If the Company’s actual performance is less than those projections, the Company may be subject to repayment of some or all of the tax credits or payment of additional real estate taxes in the case of the abatements.  The Company does not believe that it will be subject to payment of any money related to these taxes; however, the Company cannot provide assurance as to the outcome.

8.	INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2013 was 51.8%  and 10.8%, respectively, compared to 33.9%  and 29.9%, respectively, for the same periods in 2012.  During the three months ended March 31, 2013, the Company recorded a $600,000 U.S. Federal research and development credit related to 2012. During the second quarter of 2013, the Company changed its transfer pricing methods with respect to its foreign subsidiaries, which change was retroactively applied to the first quarter of 2013 and full year 2012 and resulted in a $436,000 tax credit recorded in the three months ended June 30, 2013. During the quarter ended September 30, 2013, the Company recorded $372,000 in additional tax expense for adjustments resulting from an IRS audit related to the tax years ended December 31, 2010 and 2011.   Without the effect of the 2012 research and development credit as a discrete item, the change in transfer pricing, and the adjustments related to the IRS audit, the Company’s effective tax rate for the nine months ended September 30, 2013 would have been 19.5%, primarily due to the allocation of book income between the Company’s US subsidiaries.

9.	ACQUISITIONS

Amtel Acquisition

On April 1, 2013, the Company closed its acquisition of certain assets of a New Zealand reseller, Amtel Communications, Ltd. (“Amtel”). Pursuant to the terms of the asset purchase agreement, the Company purchased contact center assets of Amtel for approximately $725,000, funded with cash-on-hand. The Company purchased Amtel’s customer support agreements as a continued part of its growth strategy, which increases the Company’s presence internationally, gives local customers direct access to expanded support services and paves the way for a launch of cloud-based communications services in New Zealand. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“FASB ASC 805”). The results of Amtel’s operations related to the acquired assets were included in the Company’s condensed consolidated financial statements commencing on the acquisition date.

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

Professional fees recognized as of September 30, 2013 totaled approximately $14,000,  with approximately $7,000 recognized during the third quarter of 2013,  and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

Intangible assets acquired resulting from this acquisition include customer relationships, which are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of September 30, 2013
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$564	$22	$542	12

Bay Bridge Acquisition

The Company entered into a stock purchase agreement, effective August 1, 2012, with Bay Bridge Decision Technologies, Inc. (“Bay Bridge”), a privately-held Maryland corporation. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Bay Bridge’s outstanding capital stock for an aggregate purchase price of $12.9 million, funded with cash-on-hand. The Company deposited $1.3 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. This escrow amount was released in total in August 2013. The Company acquired Bay Bridge to broaden its workforce optimization portfolio of applications and to add advanced, long-term contact center capacity planning and strategic analytics capabilities that supplement the Company’s Interaction Optimizer® workforce management functionality. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of Bay Bridge’s operations were included in the Company’s condensed consolidated financial statements commencing on the acquisition date.

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

Professional fees recognized as of September 30, 2013 totaled approximately $72,000 and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

Intangible assets acquired from this acquisition include customer relationships, technology and trademarks, which are amortized on a straight-line basis. The following sets forth the customer relationships, technology and trademarks acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of September 30, 2013
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$4,630	$386	$4,244	14
Technology	909	66	843	16
Trademark	111	26	85	5
Total	$5,650	$478	$5,172

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

Professional fees recognized as of September 30, 2013 totaled approximately $190,000 and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

The following sets forth the customer relationships acquired as part of the Brightware acquisition and their economic useful life at the date of acquisition (dollars in thousands):

	As of September 30, 2013
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$1,457	$123	$1,334	10

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

Professional fees recognized as of September 30, 2013 totaled approximately $34,000  and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

The following sets forth the customer relationships acquired as part of the ATIO acquisition and their economic useful life at the date of acquisition (dollars in thousands):

	As of September 30, 2013
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$2,233	$177	$2,056	18

 Pro Forma Results

    The Company has not furnished pro forma financial information related to its Amtel, Bay Bridge, Brightware or ATIO acquisitions because such information is not material individually or in the aggregate to the overall financial results of the Company.

10.  Derivatives

The Company enters into derivative contracts to mitigate its foreign currency risk associated with transacting business internationally.  The Company uses foreign currency forward contracts to hedge the revaluation exposure of its net monetary assets and liabilities including cash, accounts receivable, accounts payable and certain intercompany payables and receivables.  These hedges are not designated under GAAP, and all realized and unrealized gains and losses are recorded as incurred within other income (expense) on the Company’s condensed consolidated statements of operations and comprehensive income (loss).  The objective is to offset the gains and losses on the underlying exposures with the gains and losses from the forward contracts.  The Company’s hedging policy prohibits entering into hedge contracts that are speculative in nature.

   The Company records the fair value of its outstanding hedge contracts in other current assets and accrued liabilities depending upon the market value of the forward contracts at each balance sheet date.  The following table summarizes the notional amount and fair value of the Company’s outstanding currency contracts at September 30, 2013 and December 31, 2012, respectively.

	USD Equivalent Notional Amount (000's)
	September 30, 2013	December 31, 2012
Australian Dollar	$6,028	$-
Euro	16,325	6,753
Canadian Dollar	9,109	6,093
South African Rand	5,672	-
US Dollar	1,250	-
Total	$38,384	$12,846

	Fair Value USD (1) (000's)
Derivative Liability	92	10

 ___________

(1)	The fair value measurement of these derivative contracts falls within Level 2 of the fair value hierarchy as defined in FASB ASC 820. See Footnote 3 - Investments for further information.

During the three and nine months ended September 30, 2013, the Company recorded hedging (losses) gains of ($1.1 million) and $757,000,  respectively, compared to hedging losses of $218,000 and $255,000, respectively, for the same periods last year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The following will be discussed and analyzed:

•	Forward-Looking Information
•	Overview
•	Revenue, Order and Acquisition Highlights
•	Historical Results of Operations
•	Comparison of Three and Nine Months Ended September 30, 2013 and 2012
•	Liquidity and Capital Resources
•	Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by the use of such verbs as “expects,” “anticipates,” “believes,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, unstable economic conditions,  rapid technological changes in the industry, our ability to maintain profitability, to manage successfully our growth, to manage successfully our increasingly complex third-party relationships resulting from the software and hardware components being licensed or sold with our solutions, to maintain successful relationships with certain suppliers which may be impacted by competition in the technology industry, to maintain successful relationships with our current and any new partners, to maintain and improve our current products, to develop new products, to protect our proprietary rights adequately, to successfully integrate acquired businesses and other factors set forth in our Securities and Exchange Commission (“SEC”) filings.

Overview

We are a leading provider of business communications solutions. Our principal offering is a suite of applications and services that provides customers with a cloud-based or on-premises multi-channel communications platform. We are a recognized leader in the worldwide contact center market, where our software applications provide a range of pre-integrated inbound and outbound communications functionality. We use the same platform to offer our solutions for unified communications and business process automation.  Our solutions are used by businesses and organizations in a wide range of industries, including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services.

For further information on our business and the products and services we offer, refer to the Part I, Item 1 “Business” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Our management monitors certain key measures to assess our financial results. In particular, we track trends in on-premises and cloud-based orders and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends, see “Revenue, Order and Acquisition Highlights” and “Comparison of Three and Nine Months Ended September 30, 2013 and 2012”  below.

Our management also monitors diluted earnings per share (“EPS”), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America (“GAAP”) and on a non-GAAP basis. Management uses non-GAAP measurements to analyze our business. These non-GAAP measures include revenues not recognized on a GAAP basis due to purchase accounting adjustments, exclude non-cash stock-based compensation expense and the amortization of certain intangible assets related to acquisitions, and adjust for non-GAAP income tax expense. These measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. Stock-based compensation expense and amortization of intangibles related to acquisitions are non-cash and non-GAAP income tax expense is pro forma based on non-GAAP earnings. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense and amortization of intangibles related to acquisitions amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also reviews financial statements that exclude stock-based compensation expense and amortization of intangibles related to acquisition amounts for our internal budgets.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss), as reported	$1,627	$(445)	$5,985	$(1,364)

Purchase accounting adjustments:
Increase to revenues	44	144	192	344
Reduction of operating expenses:
Customer relationships	419	331	1,260	892
Acquired technology	49	35	147	105
Non-compete agreements	45	45	135	135
Acquisition costs	7	92	48	243
Total	564	647	1,782	1,719
Non-cash stock-based compensation expense:
Costs of recurring revenues	213	135	588	388
Costs of services revenues	69	44	185	120
Sales and marketing	821	607	2,446	1,709
Research and development	689	505	1,998	1,375
General and administrative	629	443	1,739	1,435
Total	2,421	1,734	6,956	5,027
Non-GAAP income tax expense adjustment	(471)	(28)	(3,623)	(1,039)
Non-GAAP net income	$4,141	$1,908	$11,100	$4,343

Operating income (loss), as reported	$3,675	$(915)	$7,939	$(2,446)
Purchase accounting adjustments	564	647	1,782	1,719
Non-cash stock-based compensation expense	2,421	1,734	6,956	5,027
Non-GAAP operating income	$6,660	$1,466	$16,677	$4,300

Diluted EPS, as reported	$0.08	$(0.02)	$0.29	$(0.07)
Purchase accounting adjustments	0.03	0.03	0.08	0.09
Non-cash stock-based compensation expense	0.11	0.09	0.33	0.26
Non-GAAP income tax expense adjustment	(0.02)	-	(0.17)	(0.05)
Non-GAAP diluted EPS	$0.20	$0.10	$0.53	$0.23

Revenue, Order and Acquisition Highlights

The tables below show our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2012, 2011 and 2010 and the percentage change over the prior year period, and also a summary of orders received during the three and nine months ended September 30, 2013 and 2012.

Period	Revenues	Year-over-Year Growth %
Three Months Ended:
September 30, 2013	$78.0	32%
June 30, 2013	76.2	39
March 31, 2013	73.2	39
December 31, 2012	70.5	22
September 30, 2012	59.3	14

Year Ended December 31:
2012	$237.4	13%
2011	209.5	26
2010	166.3	27

Orders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013		2012

Increase in dollar amount from prior year period:	($ in thousands)		($ in thousands)
Total orders	47%	18%	67%	(1)	17%
On-premise orders	29%	2%	17%		6%
Cloud-based orders	75%	53%	175%	(1)	50%
Cloud-based orders as a % of total orders	48%	41%	52%		32%
Orders from new customers as a % of total orders	53%	61%	40%		53%
Number of new on-premises customers	40	46	168		146
Number of new cloud-based customers	27	19	62		46
Total orders greater than $250,000	47	37	129		90

_______

(1)

Includes the largest contract in our history, which was signed in the second quarter of 2013. Excluding this order, our total and cloud-based order growth still would have been positive for the three and nine months ended September 30, 2013.

 Geographic Mix

The following table shows the percentage of orders derived from each of our geographic regions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Americas	78%	82%	81%	77%
Europe, Middle East, and Africa	15	12	12	16
Asia-Pacific	7	6	7	7

Acquisitions

On April 1, 2013,  we entered into an agreement with Amtel Communications Ltd. (“Amtel”), and acquired certain Interactive Intelligence-related contact center assets of Amtel. On August 1, 2012, we entered into a stock purchase agreement with Bay Bridge Decision Technologies, Inc. (“Bay Bridge”), and acquired 100% of Bay Bridge’s capital stock. On April 1, 2012, we entered into a stock purchase agreement with Brightware B.V. (“Brightware”), and acquired 100% of Brightware’s capital stock. On January 5, 2012, we entered into an agreement with ATIO Corporation (Pty). Ltd. (“ATIO”), and acquired certain Interactive Intelligence-related contact center assets of ATIO. Additional details for each acquisition are as follows:

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

Historical Results of Operations

The following table presents certain financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the full year or for any future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product	34.5%	37.7%	36.4%	36.8%
Recurring	48.2	49.2	46.8	51.1
Services	17.3	13.1	16.8	12.1
Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Product	8.6	10.0	9.6	10.5
Recurring	15.0	13.7	14.1	13.9
Services	12.3	9.8	12.0	9.0
Total costs of revenues	35.9	33.5	35.7	33.4
Gross profit	64.1	66.5	64.3	66.6
Operating expenses:
Sales and marketing	31.5	34.5	32.4	34.7
Research and development	15.8	20.1	16.7	20.0
General and administrative	11.5	12.8	11.1	12.8
Amortization of intangible assets	0.6	0.6	0.6	0.6
Total operating expenses	59.4	68.0	60.8	68.1
Operating income (loss)	4.7	(1.5)	3.5	(1.5)
Interest income, net	0.2	0.4	0.3	0.3
Other expense	(0.6)	-	(0.8)	-
Total other income (expense)	(0.4)	0.4	(0.5)	0.3
Income (loss) before income taxes	4.3	(1.1)	3.0	(1.2)
Income tax expense (benefit)	2.2	(0.4)	0.4	(0.4)
Net income (loss)	2.1%	(0.7)%	2.6%	(0.8)%

Comparison of Three and Nine Months Ended September 30, 2013 and 2012

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

Product Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Product revenues	$26,913	$22,322	$82,813	$61,419
Change from prior period	21%	3%	35%	(7)%
Percentage of total revenues	34.5%	37.7%	36.4%	36.8%

Product revenues increased $4.6 million, or 21%, and $21.4 million, or 35%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.  These increases were due to higher product orders, which increased by 29% and 17% during the three and nine months ended September 30, 2013, respectively, over the same periods last year. Additionally, during the three and nine months ended September 30, 2013, we recognized certain revenues that were previously deferred due to the recognition terms within the contracts.

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

Recurring Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Recurring revenues	$37,537	$29,186	$106,470	$85,223
Change from prior period	29%	18%	25%	25%
Percentage of total revenues	48.2%	49.2%	46.8%	51.1%

The breakdown of recurring revenues was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Support fees	$28,918	$23,838	$82,892	$69,840
Cloud-based	8,619	5,348	23,578	15,383
Total	$37,537	$29,186	$106,470	$85,223

Recurring revenues increased $8.4 million, or 29%, and $21.2 million, or 25%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.  These increases were due to higher orders for our cloud-based solutions, increases in support fees due to the continued growth of our installed base of on-premises customers, and acquisitions that occurred during 2012.

Our unrecognized contracted cloud-based revenues were $153.0 million as of September 30, 2013 and $60.4 million as of September 30, 2012. These unrecognized cloud-based revenues were not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not been invoiced to the customer. The increase in unrecognized cloud-based revenues was primarily due to our 175% increase in cloud orders for the nine months ended September 30, 2013 compared to the same period last year and the impact of one large cloud-based contract entered into during the second quarter of 2013.

Support fees are recognized over the support period, generally between one and three years. Cloud-based contracts are typically for periods of one to five years, with an overall average contract term of 54 months.

Services Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Services revenues	$13,519	$7,766	$38,166	$20,181
Change from prior period	74%	35%	89%	16%
Percentage of total revenues	17.3%	13.1%	16.8%	12.1%

Services revenues increased $5.8 million, or 74%, and $18.0 million, or 89%, during the three and nine months ended September 30, 2013, compared to the same periods in 2012,  due to increases in the number and scope of our professional service engagements and the increasing number of attendees at our educational classes.

Services revenues have and will continue to fluctuate based on the product implementation requirements of our customers and partners as well as the number of attendees at our educational classes. We believe services revenues will continue to grow as product and recurring revenues increase, order sizes increase and as we license more of our solutions directly to our customers.

Costs of Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Product	$6,599	$5,935	$21,691	$17,587
Recurring	11,709	8,096	32,084	23,174
Services	9,609	5,790	27,316	14,848
Total costs of revenues	$27,917	$19,821	$81,091	$55,609
Change from prior period	41%	14%	46%	14%
Product cost as a % of product gross revenues	24.5%	26.6%	26.2%	28.6%
Recurring cost as a % of recurring gross revenues	31.2%	27.7%	30.1%	27.2%
Services cost as a % of services gross revenues	71.1%	74.6%	71.6%	73.6%

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

Costs of product revenues increased $664,000, or 11%, and $4.1 million, or 23%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase was primarily due to a 21% and 35% year-over-year increase in product revenue during the three and nine months ended September 30, 2013, respectively, and related increases in cost of goods sold. The mix of hardware sold in each of the periods also contributed to the increase in costs of product revenues.

Costs of Recurring Revenues

Costs of recurring revenues consist primarily of compensation expenses for technical support personnel and costs associated with our cloud-based offerings.

Costs of recurring revenues increased $3.6 million, or 45%,  and $8.9 million, or 38%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. These higher costs were primarily due to increases in compensation expenses related to staffing increases to support our expanding customer base and the growing number of cloud-based deployments, as well as related increases in data center and telecommunications expenses.

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

Costs of services revenues increased by $3.8 million, or 66%, and $12.5 million, or 84%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. These higher costs were consistent with the increase in our services revenues and primarily due to increases in compensation, travel and other direct expenses  resulting from an increase in staff hired. In addition, outsourced services expenses increased as we supplemented our services staff during both the three and nine months ended September 30, 2013.

Gross Profit
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Gross Profit	$50,003	$39,418	$146,211	$111,109
Change from prior period	27%	13%	27%	8%
Percentage of total revenues	64.1%	66.5%	64.3%	66.6%

Gross profit as a percentage of total revenues decreased 2.4% and 2.3%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to our investment in technical staff and increased data center costs to support our expanding cloud customer base.

Operating Expenses

Sales and Marketing
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Sales and marketing expenses	$24,522	$20,428	$73,645	$57,822
Change from prior period	20%	34%	27%	29%
Percentage of total revenues	31.5%	34.5%	32.4%	34.7%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our direct sales, marketing, client success and channel management personnel for the sale and promotion of our on-premises and cloud-based offerings.

Sales and marketing expenses increased by $4.1 million, or 20%, and $15.8 million, or 27%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.  These increases  were primarily due to higher compensation and travel and entertainment expenses resulting from staff hired or added through acquisitions. Additionally, we increased spending on marketing programs, including promotional and branding initiatives during 2013. We believe these investments are critical to our future growth as we continue to increase our market share and expand internationally.

Research and Development
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Research and development expense	$12,348	$11,950	$38,040	$33,296
Change from prior period	3%	29%	14%	28%
Percentage of total revenues	15.8%	20.1%	16.7%	20.0%

Research and development expenses are comprised primarily of compensation expense, allocated corporate costs and depreciation expenses.

Research and development expense, before the capitalization of the development costs for our internal use software discussed below, increased by $2.1 million, or 18%, and $6.4 million, or 20%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.  These increases  were primarily due to higher compensation and other related expenses resulting from staffing increases from additional staff hired and acquired.

In the third quarter of 2013, we capitalized $1.7 million of year-to-date development costs for internal use software as we continued to expand our cloud-based offering. We will continue to capitalize development costs related to this project and will begin amortizing such costs once the software is ready for production, which is expected to be mid-2014.

We believe that continued investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions. We expect research and development expenses will continue to increase in future periods.

General and Administrative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
General and administrative expense	$8,994	$7,579	$25,192	$21,410
Change from prior period	19%	42%	18%	30%
Percentage of total revenues	11.5%	12.8%	11.1%	12.8%

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal, other professional fees and bad debt expense. We expect that general and administrative expenses will continue to increase as we acquire additional companies and expand our infrastructure consistent with our growth strategy.

General and administrative expenses increased $1.4 million, or 19%, and $3.8 million, or 18%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.  These increases  were primarily due to higher compensation expenses resulting from staffing increases to support our growing business operations, as well as increased depreciation and amortization.

Other Income (Expense):

Interest Income, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Cash, cash equivalents, and investments (average)	$88,639	$80,143	$88,016	$84,124
Interest income on investments, net	169	216	618	565
Return on investments	0.76%	1.08%	0.94%	0.90%

Interest income, net, consists of interest earned from investments, receivables and interest-bearing cash accounts. Interest expense and fees, which were not material in any periods reported, are also included.

Interest earned on investments decreased during the three months ended September 30, 2013 compared to the same period in 2012 as a result of decreasing interest rates, resulting from the maturity of older investments that carried higher interest rates. During the nine months ended September 30, 2013, interest earned on investments increased as a result of interest charged on past due receivable balances, which the company began recording during the third quarter of 2012. We continue to monitor the allocation of funds in which we have invested to maximize our return on investment within our established investment policy. We do not have any investments in subprime assets.

Other Income (Expense)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Other income (expense)	$(476)	$26	$(1,851)	$(66)

Other income (expense) primarily includes realized and unrealized foreign currency gains and losses. These foreign currency gains and losses fluctuate based on the amount of receivables we generate in certain international currencies, the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period.  Other income (expense) for the nine months ended September 30, 2013 included $1.9 million of foreign currency losses primarily attributable to the revaluation of certain intercompany loan receivables denominated in the South African Rand and the Euro, which weakened against the U.S. dollar during the first quarter of 2013. We began hedging our exposure related to these amounts as of April 1, 2013. During the third quarter, we recorded foreign currency losses of $476,000, primarily due to adjusting our hedge contracts to be in line with our current transfer pricing approach.

Income Tax Benefit
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	($ in thousands)		($ in thousands)
Income tax expense (benefit)	$1,741	$(228)	$721	$(583)

Our effective tax rate for the three and nine months ended September 30, 2013 was 51.8% and 10.8%, respectively, compared to 33.9% and 29.9%, respectively, for the same periods in 2012. The consolidated income tax rate in 2013 is now expected to be 19.5% before adjustments for identified discrete items. This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations, and certain income tax credits. Discrete items which have affected the recorded income tax expense in the first three quarters of 2013 include: (i) in the first quarter we recorded the U.S. Federal research and development tax credit for $600,000 related to 2012 which was signed into law in early 2013; (ii) in the second quarter of 2013 we changed our transfer pricing methods with respect to our foreign subsidiaries, which was retroactively applied to the first quarter of 2013 and full year 2012, and resulted in a tax benefit of $436,000 recorded in the three months ended June 30, 2013;  and (iii) in the quarter ended September 30, 2013, we recorded additional tax expense of $372,000 for adjustments resulting from an IRS audit related to the tax years ended December 31, 2010 and 2011.

Liquidity and Capital Resources

We generate cash from the collection of payments related to licensing our products as well as from selling hardware, renewals of support agreements, and the delivery of other services. During the nine months ended September 30, 2013, we received $10.6 million in cash from the exercise of stock options and $609,000 from purchases of common stock under our employee stock purchase plan compared to $3.0 million and $489,000, respectively, for the same period in 2012.  We use cash primarily to pay our employees (including salaries, commissions and benefits), lease office space, pay travel expenses, pay for marketing activities, pay vendors for hardware, other services and supplies, purchase property and equipment, pay research and development costs and fund acquisitions. We continue to be debt free.

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

	September 30, 2013	December 31, 2012
	($ in thousands)
Cash and cash equivalents	$50,085	$45,057
Short-term investments	33,390	23,816
Long-term investments	11,927	11,757
Total liquidity	$95,402	$80,630

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending upon investment decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of investments is reported as a source of cash.

We believe that the funds of Interactive Intelligence Group, Inc and its subsidiaries that are held in foreign accounts can be transferred into the U.S. with limited tax consequences. Given our strong liquidity in the U.S., however, we do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. As of September 30, 2013, Interactive Intelligence Group, Inc. held a total of $20.8 million in its various foreign bank accounts and our foreign subsidiaries held a total of $15.9 million in their various bank accounts. The temporary difference related to unremitted earnings of our foreign affiliates as of September 30, 2013, that have not been subject to United States income taxation as dividends and are indefinitely invested outside the United States, was  $3.4 million. If we were to repatriate all of those earnings to Interactive Intelligence Group, Inc. in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $777,000.

The following table shows the U.S dollar equivalent of our foreign account balances for the stated periods:

	September 30, 2013	December 31, 2012
	($ in thousands)
Euro	$15,046	$8,807
Canadian dollar	8,631	3,577
South African rand	4,673	3,001
Australian dollar	4,032	6,137
Other foreign currencies	2,006	512
New Zealand dollar	1,375	771
British pound	947	2,405
Total	$36,710	$25,210

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2013	2012
	($in thousands)
Beginning cash and cash equivalents	$45,057	$28,465
Cash provided by operating activities	20,655	15,427
Cash used in investing activities	(29,091)	(17,883)
Cash provided by financing activities	13,464	3,429
Ending cash and cash equivalents	$50,085	$29,438
Days sales outstanding (DSO)	74	87

Cash flow from operations increased $5.1 million in the first nine months of 2013 compared to the same period in 2012. Cash flow from operations consists of our earnings adjusted for various non-cash expenses, such as depreciation and amortization, as well as balance sheet changes. Our cash flow from operations during the first nine months of 2013 was primarily affected by changes in deferred revenues, accounts receivable and taxes.

Our days sales outstanding (“DSO”) decreased 13 days during the nine months ended September 30, 2013 compared to the same period in 2012, due to a year-over-year increase in third quarter revenue of $18.7 million and strong collections on the outstanding accounts receivable balance during the third quarter.

Deferred revenues increase our cash flow from operations. These balances have increased each year with the growth in advance billings on support agreements for our installed base of on-premises customers. Total current and long-term deferred revenues increased by $16.7 million as of September 30, 2013 compared to September 30, 2012, in part due to corresponding increases in long-term support agreements, which are reflected on the balance sheet as long-term deferred revenues, as well as payments received on certain on-premises orders not yet recognized in revenues.

Increases in taxes receivables decreased our cash flow from operations. The decrease was primarily the result of an income tax benefit recognized during the nine months ended September 30, 2013 related to the changes we adopted with respect to our transfer pricing methods.

Cash used in investing activities increased $11.1 million in the first nine months of 2013 compared to the same period in 2012, primarily due to a  $23.7 million decrease in proceeds resulting from the sale of available-for-sale investments as well as the increase in the purchase of property, plant and equipment. Additionally, during the nine months ended September 30, 2012,  we spent $22.7 million on two acquisitions compared to $725,000 during the same period in 2013.

Cash provided by financing activities increased $10.2 million in the first nine months of 2013 compared to the same period in 2012, primarily due to increases in proceeds from stock options exercised.

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

 Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of September 30, 2013.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2012 and in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. For a further summary of certain accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Canadian dollar, South African rand, Australian dollar, New Zealand dollar and the euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. We hedge our foreign currency exposure from net monetary assets held in certain currencies other than the United States dollar.  As of September 30, 2013, we had outstanding hedge contracts denominated in Canadian dollars, South African rand, Australian dollars and the euro. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may price our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. For the three and nine months ended September 30, 2013, we recorded  foreign currency losses of $476,000 and $1.9 million, respectively.

For the three and nine months ended September 30, 2013, approximately 18% and 17% of our revenues and 6% and 14% of our expenses, respectively, were denominated in a foreign currency. As of September 30, 2013 we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or losses, consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $37.0 million. A 10% change in foreign currency exchange rates if not hedged would have changed the carrying value of these net assets by approximately $3.7 million as of September 30, 2013, with a corresponding foreign currency gain (loss) recognized in our condensed consolidated statements of operations.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at September 30, 2013, the fair value of our portfolio would  decrease by approximately $359,000.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from Interactive Intelligence Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting language):  (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: November 12, 2013	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)