Form 10-K
period 2013-12-31
Interactive Intelligence Group, Inc.
filed 2014-03-12
CIK 1517650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No ☐

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No ☑

Assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price per share of the registrant’s common stock on June 28, 2013 as reported on The NASDAQ Global Select Market on that date was $811,226,768.

As of February 28, 2014, there were 20,744,317 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated by reference from portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

PART I.

SPECIAL NOTE ABOUT Forward-Looking Information

Certain statements in this Annual Report on Form 10-K contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects”, “anticipates”, “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those set forth in the Item 1A “Risk Factors” section of this Annual Report on Form 10-K.

Item 1. Business.

Overview

Interactive Intelligence Group, Inc. (“Interactive Intelligence”, “we”, “us”, or “our”) is a global provider of software and services designed to improve the customer experience. Our principal product is a suite of applications that provides customers with a multichannel communications platform that is delivered on-premises or through the cloud. We are a recognized leader in the worldwide contact center market. Our software applications provide a range of pre-integrated inbound and outbound communications functionality. We use this same platform to offer our solutions for unified communications and business process automation (see picture below). Our solutions are broadly applicable, and are used by businesses and organizations in industries including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services.

Our initial applications were released in 1997. Our solutions have been licensed by customers around the globe, and we market these solutions directly to customers and through a channel of approximately 360 partners. Our solutions are available in 24 languages and have been installed in more than 100 different countries.

Our partners and certain customers become certified through our professional education curriculum to use and market our Interactive Intelligence solutions. Customers are supported by our global support network of internal technical professionals and implementation partners.

Recent company recognitions include the following:

•	Gartner, Inc., Leader’s Quadrant, 2013 “Magic Quadrant for Contact Center Infrastructure, Worldwide” report, the most recent report;

•	Number 203 in the Top 500 Global Software & Services Companies list (thirteenth consecutive year listed), Software Magazine;

•	2013 Cloud-Based Contact Center Solutions Company of the Year, North America, Frost & Sullivan;

•	2013 Market Leader, Multichannel Cloud Contact Center Vendor Report, Ovum

•	2013 IP Contact Center Technology Pioneer Award, CUSTOMER Magazine

•	2013 TechPoint Mira Award, Tech Company of the Year

•	2013 Cloud Computing Excellence Award, Cloud Computing Magazine.

Industry Overview and Current Developments

The increased use of voice over Internet Protocol (“VoIP”), mobile communications, eServices, content management, business process automation and various media types such as social media and Short Message Service (“SMS”) text messaging continue to cause a major shift in business communications technologies. Organizations in many industries continue to move from private branch exchange (“PBX”) phone systems to multichannel software platforms that support a broad list of applications whether the solution is deployed on-premises or through cloud services. This approach enables organizations to automate processes to improve organizational effectiveness, and the cloud-based deployments in particular help reduce communications equipment, operations, and maintenance costs.

Conventional call centers consist of phone banks and agents handling inbound and outbound calls. While managing only a single communications channel, these “call-only” centers still require multipoint systems consisting of a PBX, an automatic call distributor (“ACD”), and an automated attendant to handle voice-based interactions, along with optional systems such as an interactive voice response (“IVR”) system, a predictive outbound dialer and a call logger. Many call centers spend time and money to integrate these and other disparate phone system devices. Today, many conventional call centers continue the transformation from call-only centers to multichannel “contact centers” by incorporating all-in-one communications technologies. Such technologies provide email, web interaction, messaging capabilities, SMS texting, mobile applications and contact capabilities, and social media alongside phone calls to offer customers a wider range of contact options and service and support channels. Given the growing availability and use of cloud services, some call centers are finding it more cost-effective to make the transition to multichannel contact center functionality via the cloud, since on-premises equipment and integrations costs are minimized or eliminated with cloud solutions.

The cloud model is commonly referred to as “cloud services,” “cloud-based services,” “cloud computing,” “cloud communications,” “hosted services,” or “on-demand services” We believe cloud-based deployments of communications solutions offer advantages in the following four key areas over traditional on-premises deployments:

•

Increased flexibility gives an organization greater agility to adapt to and control changing business and service conditions, including the ability to rapidly scale up or down to meet seasonality and growth needs;

•	Faster deployment allows an organization to decrease set-up time and to deploy new capabilities rapidly;
•	Minimal upfront capital expense of a cloud solution enables organizations to gain access to the solution’s functionality with limited capital outlay; and
•

Reduced IT staff requirements, as a cloud solution lets an organization offload the complexities of upgrades, maintenance, and disaster recovery and refocus internal IT resources on the organization’s own strategic initiatives.

These advantages are favorable drivers in the sales process of cloud services, as are the increased availability and variety of cloud solutions and hybrid cloud/on-premises solution options.

According to industry analysts at Gartner, Inc., unified communications are the “direct result of convergence in communication networks and applications.” Microsoft Corporation (“Microsoft”) has defined unified communications as a solution that “bridges the gap between telephony and computing to deliver real-time messaging, voice, and conferencing to the desktop environment.” The term “unified communications” has also been defined in other ways, primarily by vendors that package collections of products for voice, data, conferencing, video, and mobility into single offerings. The convergence of voice and data communications, increasingly on the cloud and historically on IP networks leveraging open standards software platforms and integrated application suites, is a standard for people, groups and organizations to communicate. Unified communications products based on software solutions and equipment such as servers, gateways, and IP-based phones and end-user devices, and offered as cloud or on-premises solutions, are proving to reduce administration costs over their proprietary hardware counterparts. At the same time, unified communications enable organizations to facilitate the integration and use of enterprise communication and collaboration methods such as presence management, conferencing, video conferencing, messaging, and other “unified” features in addition to voice.

Businesses and their customers have long utilized voice communications media such as the telephone, voice mail and the fax machine to interact. The Internet and the cloud have expanded communications media to include additional channels for email, web chat sessions, web callback requests, VoIP calls, text messages, videos, and social media. With improved customer service as an ongoing objective, many companies are deploying web-oriented applications for email management, content management, knowledge management and web auto response for customer inquiries and frequently asked questions (“FAQs”), and web collaboration and other online services to raise service levels. Tools to monitor and respond to customer comments on social media networks are also now generally available to support customer service initiatives. Though many online services are unified in an applications approach, most companies still support online media channels using separate email platforms, web servers, chat servers and other disjointed equipment that can lead to inconsistencies and inefficiencies across customer touch points.

Mobile customers are an increasingly prominent and still growing segment of business communications and customer service. Customers in this segment choose to contact and interact with businesses and perform transactions using cell phones, smartphones and tablet devices. This customer segment is the result of cloud services becoming more globally available, combined with significant numbers of mobile subscriptions and devices in use worldwide. As mobile consumers come to expect omniclient software services and applications, which work uniformly on various mobile devices and operating systems, companies will need to continue to increase their focus on omnichannel client development and the ability to deliver a consistent brand experience across all channels used by mobile customers. Overall, as a consumer demographic, mobile customers have prompted an up-and-coming shift in the way service is delivered, and organizations have begun addressing their mobile initiatives from a strategic customer service point of view.

The onslaught of “Big Data” has made content management increasingly important for organizations in such industries as insurance, financial services, and healthcare that circulate large amounts of information internally and externally. Government agencies and other organizations tasked with managing confidential data are also putting greater emphasis on content management as they continue to archive information in larger volumes. Much like newer software-based solutions for converged voice and data communications and business process automation, many contemporary solutions for content management are server-based applications. End-users of content management systems can typically range from enterprise business users to contact center users, insurance agents and claims adjusters, banking loan officers, healthcare professionals, human resources personnel and similar users who must routinely access documents and information in the office or remotely outside the office. To meet the diverse needs of these end-users, the “virtual file cabinet” approach of a content management solution allows organizations to easily define file management structures and retrieval processes specific to their business, user and customer requirements.

Our Solutions

Overview

Our innovative all-in-one solutions and services are developed for:

•	contact center automation;
•	unified communications; and
•	business process automation.

In addition, we provide content management, workforce optimization and vertical applications and we have customers in many different industries, including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government, and business services. Our solutions can be deployed via our cloud model using a data center, on-premises at the customer’s site, as hybrid cloud/on-premises solutions, or as a managed service in which we manage the communications solution for the customer.

Our Customer Interaction Center™ (“CIC”) software is developed to run on the Microsoft® Windows® operating system, and various CIC-based applications are expressly designed to work with one another as a fully-integrated all-in-one solution that can process thousands of interactions per hour. CIC does not require multipoint hardware, integrations to third-party products such as ACD or IVR systems, or computer telephony integration (“CTI”) middleware. CIC’s all-in-one multichannel approach allows contact centers and enterprises to process communications consistently across various media channels: telephone calls, emails, faxes, voice mail messages, Internet chat sessions, IP telephony calls, SMS text messages, social media alerts and responses, and generic media such as trouble tickets. Organizations can apply business rules across media channels and different media types for uniform customer service processes, and for end-to-end tracking and reporting that improves workforce performance and service quality. Whereas many of our competitors’ unified communications offerings are stand-alone products, or part of a portfolio of integrated applications and platforms from multiple vendors, our all-in-one CIC application suite unifies multiple communications channels inherently, and has done so since its original development.  Our current release of the CIC software is version 4.0, released in November 2011.

Deployment Models

Cloud Offerings

Our solutions can be delivered via our Interactive Intelligence Communications as a ServiceSM (“CaaS”) cloud offerings, which are based on the CIC application suite and include:

•	CaaS Contact CenterSM for larger contact center operations; and
•	CaaS Small CenterSM for operations that include between 10 and 50 agents.

Contact centers can deploy our CaaS Contact Center services via a local control VoIP model that keeps their current telecommunications circuits, all voice traffic and critical data at their site; or as a remote control VoIP model that routes calls over telecommunications circuits terminated at one of our cloud services data centers. Our CaaS Small Center offering can be deployed using the remote control VoIP model only. With our CaaS Quick Spin™ trial program, any contact center can have a risk-free introduction to our cloud applications with set-up time in minutes. After a customer has implemented our cloud solution, they can migrate their services (i.e., CIC server and applications) from a cloud solution to an on-premises model at their site. We additionally offer a fully managed cloud option in which we manage all cloud and on-premises services for the customer. Our cloud solutions offer a high degree of flexibility to adapt to changes in business needs. Additionally, our cloud offerings provide flexibile scalability, security and control; provide faster deployment times; require minimal capital expenditures for on-premises equipment at the customer location; and reduce information technology requirements for system deployment, implementation, administration and maintenance.

On-premises Offerings

As an on-premises server-based solution designed for IP networks, the CIC application suite eliminates multiple hardware “boxes” to reduce equipment costs and complexity, and provides a single point of system management to simplify administration and maintenance. For voice communications, the CIC solution is deployed as a PBX/IP PBX or with an organization’s existing PBX/IP PBX. For VoIP, the CIC software leverages the Session Initiation Protocol (“SIP”) global communications standard and incorporates a full-featured media server, media gateways, SIP proxy, and SIP station voice device. The CIC solution integrates with many popular business applications for collaboration, customer relationship management (“CRM”), enterprise resource planning (“ERP”), and other processes, enabling customers integrated access to their data. Similarly, CIC supports integration with applications designed to monitor social media networks and the comments of users regarding a business’ products, services and brands.

Contact Center Automation

With the CIC solution for contact center automation, we remain an industry leader in helping contact centers implement pre-integrated application solutions for multichannel contact management to improve services processes and the customer experience. The CIC software is developed on open standards, enabling contact centers to straightforwardly migrate to VoIP. On the strength of these factors, we were listed in the Gartner, Inc. Leader’s Quadrant for the sixth consecutive year in the 2013 “Magic Quadrant for Contact Center Infrastructure, Worldwide” report, the most recent report issued.

Our scalable all-in-one CIC contact center application suite enables contact centers to intelligently automate, route, monitor, record, track and report on phone calls as well as fax, email, web interactions, SMS, and social media, whether in a single location or across multi-site operations. Contact centers can leverage the CIC solution to support thousands of users, including remote “work-at-home” users, and can handle inbound, outbound and “blended” inbound/outbound interactions. As an organization-wide solution, CIC gives contact centers and enterprises a single software platform and pre-integrated all-in-one application suite for IP telephony, highlighted by multichannel ACD to uniformly manage all different types of voice and data interactions. CIC’s inherent IP PBX call processing, voice mail, fax server and unified messaging further enhance performance and customer service for contact center users and supervisors, as well as for business users. The SIP-architected CIC provides an inherent migration path for VoIP, making it particularly well suited for contact center operations that employ remote users. Organizations can deploy CIC as an on-premises product or through our CaaS Contact Center and CaaS Small Center cloud deployment models.

We offer a portfolio of solutions that work with our CIC platform and provide additional functionality including:

•	Interaction Dialer®, a predictive dialer application that provides call scripting and other call functionality;

•	Interaction Director®, which routes calls to locations that are capable of handling calls at that time;

•	Interaction Optimizer®, which supports workforce management and scheduling capabilities;

•	Interaction Analyzer™, which provides real-time speech analytics and key word/phrase spotting to assess customer sentiment during an interaction;

•	Interaction Feedback®, a solution to create and manage surveys to better quantify customer perceptions and pinpoint key areas for improvement;

•	Interaction Mobilizer™, which allows organizations to write their own mobile applications and link mobile customers to the contact center; and

•	Interaction Web Portal™, which gives stakeholders within and outside the contact center a single Portal environment to monitor contact center activities from anywhere via secure web access.

Some of our most requested pre-integrated add-on modules include:

•	Interaction Supervisor™, which provides real-time interfacing for monitoring CIC user and system activities, and which is offered on a mobile basis in the Interaction Supervisor, iPad Edition™;

•	Interaction Tracker®, a contact history management application; and

•	Interaction Recorder®, which offers quality assessment control for user training and compliance.

Some of our most requested technology partner integrations include:

•

Microsoft® Lync® Server 2010 and Lync Server 2013, integrated with CIC to extend the voice, messaging, conferencing, presence, and collaboration reach of both solutions into the contact center and the enterprise;

•	IBM® Sametime®, integrated with CIC to close communications and collaboration gaps between contact center agents and enterprise business users;

•

CRM integrations with CIC, based on industry standards, and certified for Salesforce®, Oracle® Sales Cloud, Oracle RightNow CX Cloud Service, SAP Corporation, Oracle’s Siebel, Inc., Microsoft Dynamics®, and other vendors.

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

Our Interaction Decisions™ solution is an agent capacity planning and analysis platform for broader workforce optimization in contact centers. Formerly known as Bay Bridge Decisions (“BBD”), this solution is based on analytic capability that assists contact centers in planning and optimizing resources, and determining the right number of agents for optimal customer service.

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

With our Customer Interaction Center for Unified Communications (“CIC for Unified Communications”) we offer a single, highly-scalable, multichannel IP telephony and messaging platform that allows organizations to route live communications to various devices. For VoIP, our platform’s open, inherent SIP architecture paves a clear migration path to VoIP for organizations looking to make the move to IP telephony, or who choose to integrate our platform to an existing PBX phone system and move to VoIP at a later time. In addition, our solution offers a practical replacement option for certain existing voice mail systems. The CIC for Unified Communications software additionally offers features including conferencing, real-time presence management, and remote access, with pre-integrated unified messaging, IVR, and the Interaction Client® user interface. Also optionally available are advanced “contact center”-style features such as workforce management and customer satisfaction surveys. By providing flexible choose-by-function deployment and licensing options for features as well as users, organizations can configure and centrally administer the precise IP telephony, messaging and unified communications environment needed by department, or enterprise-wide. This solution has been successfully deployed by enterprises and organizations such as banks, insurance companies, healthcare providers, service providers and other customer service-oriented companies, along with organizations that maintain mobile and remote workforces and/or thousands of messaging users.

Business Process Automation

From its inception, our core CIC software platform was developed as a process automation platform to automate and unify phone calls, faxes, emails and web interactions and to manage all of these media types with features including multichannel queuing, skills-based routing, speech-enabled IVR, and auto attendant processes structured according to an organization’s business rules. As an outgrowth of our CIC platform’s automation capability, our Interaction Process AutomationTM  (“IPA”) solution extends these communications automation practices to the automation of formal business processes, such as employees of an insurance company processing a claim or a banking loan officer reviewing and approving a customer’s online application for a new car loan. We are leveraging our CIC platform technology to provide a business process automation product solution for contact centers and enterprises in virtually any industry looking to automate key business and interaction processes.

IPA allows an organization to capture, prioritize, route, escalate and track each step in a work process, including progress, people, user skills and qualifications, availability, and resources. The IPA solution is designed to improve process efficiency and consistency by minimizing the latency and human error common in processes that are executed manually. IPA can be applied to horizontal processes such as approving time-off requests by a human resources group, or to vertical processes such as processing insurance verification for an upcoming medical procedure, or managing patient engagement for recently discharged patients with chronic diseases. As an “intelligent” application, the principles of IPA stem from technology utilized in contact centers, including presence to determine an employee’s qualifications and availability to receive a new work assignment regardless of location, and routing and queuing to route work more precisely through each step of the defined process, all while maintaining full integration with each associated communication activity.

Additional Offerings

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

Accounts Receivable Management

Accounts receivable management (“ARM”) products provide a set of software solutions for collection agencies, credit departments, debt buyers, creditors, and attorneys to manage all aspects of the debt collection and recovery process.

As a result of our 2010 acquisition of Global Software Services, Inc., doing business as Latitude Software (“Latitude”), our suite of solutions includes Latitude’s accounts receivable management products, which provide all of the features necessary to perform sophisticated debt collection operations. We recently rebranded these Latitude products under the name Interaction Collector™. During 2014, we plan to continue creating tighter integration between Interaction Collector-based applications and our core CIC solution, to continue to drive the Interaction Collector solution as a cloud offering, and to enhance the Interaction Collector first-party debt collection application.  We believe Interaction Collector’s integration capabilities and the availability of cloud options for its application offerings will more effectively position us against, and differentiate us from, our competitors within the vertical market for accounts receivable management.

Hardware

Some customers who license our CIC software also purchase certain hardware from us, such as application servers, media servers, gateways and telephone handsets, and occasionally networking hardware, as part of the CIC solution. In addition, we have developed our Interaction Media Server™, Interaction Edge™, and Interaction SIP Station™ appliances as a combination of hardware and our software.

Business Strategy

Our core business strategy remains fairly consistent from year to year; however, changes in deployment models and other industry changes can affect our strategies.  Our business strategies for achieving success include the following:

•

Innovate. We strive for innovation in our solutions and services, as well as innovation in our approach to the markets we serve and our ability to solve business communication problems for our customers. We are currently developing our highly scalable, multi-tenant, next generation cloud communication platform that will leverage contemporary open source technologies and Amazon Web Services as the deployment back-end.

•

Expand Functionality of CIC Platform. We continue to expand beyond the current functionality of our CIC platform through acquisitions and our own innovation. In 2014, we “rebranded” two of our acquired technologies, Interaction CollectorTM from Latitude and Interaction DecisionsTM from BBD.  In addition, we continue to market IPA, our business process automation product launched in 2012.

•

Continue to Go Up-Market in the Contact Center Space. Building increased scalability, functionality, and reliability into our core products is an important key in this strategy. We are making a noticeable penetration into larger businesses around the world.  During 2014, we will continue to pursue opportunities with larger contact centers and businesses.

•

Aggressively Market Our Cloud Communications Deployment Model. CaaS Contact CenterSM and CaaS Small CenterSM provide cloud services to organizations that are looking for an alternative to on-premises deployments. During 2013, our cloud-based orders for the full year increased 87% from 2012 and represented 50% of our 2013 total order mix. Our 2014 financial outlook is based on a deployment mix in which our cloud-based orders are expected to be 55% to 60% of our total orders in 2014.

•

Increase Our New Customer Logos. We have customers worldwide representing a wide range of vertical markets and well-known brands. In 2014, we will continue to pursue new customers in the various vertical and global markets we serve, with a goal of significantly increasing our customer base, particularly through our cloud solutions.

•

Expand Our Business Opportunities in All Regions. Over the last several years, we acquired certain of our resellers in markets around the world.  In 2014, we will look to continue to expand those businesses around the world, particularly with our cloud solutions.

Global Distribution and Sales

We distribute our solutions through reseller partners and directly to customers. In 2013 and 2012, 61% and 47%, respectively, of on-premises orders were sold through partners while 90% of our cloud-based orders were done directly.

Our Territory Managers manage our partners and sell directly to customers. As of December 31, 2013, we had 131 Territory Managers, maintained a global channel network of approximately 360 partners and installed our solutions in over 100 different countries.

Our partners are supported by Program Managers, Regional Channel Managers, Licensing Specialists and other roles related to sales, support services and education/certification.

Marketing

Our marketing team consists of the following four groups:

•	Public Relations/Analyst Relations, which manages media relations, key messaging, and creating and managing relationships with industry analysts;

•	Solutions Marketing, which markets and promotes our solutions to customers, prospective customers and partners as well as to industry analysts;

•

Lead Management, which drives all lead-generation activities resulting from tradeshows, seminars, and web-based marketing programs, utilizes purchased lists of prospective customers and leverages joint marketing activities with strategic partners to generate qualified leads for partners and Territory Managers; and

•

Marketing Services, which prepares all print collateral and associated materials for tradeshows, marketing seminars, promotions, advertising, brand awareness, customer and partner relations, and other company functions.

Services Delivery

We recognize the importance of offering quality service and support to our customers. Under the guidance of our Chief Services Officer, the mission of our Services Delivery Team (“Services Delivery”) is to provide effective, customer-focused services to our customers as well as partners. Services Delivery consists of our Communications as a Service (“CaaS”) operational team along with the Client Success Team, Professional Services, Support Services, and Education Services. By collectively aligning these teams for Services Delivery, we are able to better leverage the skills of each group to deliver needed services to our customers consistently and diligently, regardless of how customers use our solutions.

Client Success Team

Our Client Success Team is responsible for measuring the value our customers achieve with our solutions and services. Team members, known as Client Success Advocates (“CSA”), are aligned directly with a strategic customer’s organization to help the customer maximize business value using our solutions and services. Each CSA coordinates customer on-boarding, participates in account strategy, engages the appropriate Interactive Intelligence resources to ensure success, and provides proactive escalation warnings when needed. The CSA also identifies expansion opportunities for the customer. As an additional focus, the Client Success Team also has a group of Customer Experience specialists whose responsibility is to understand the customer experience, find ways to improve that experience and work across departments to affect positive change in that experience where needed. To collect and assess customer feedback, the Client Success Team utilizes survey results from new and existing customers, in conjunction with the Net Promoter Scoring® methodology, which provides a metric that indicates customer satisfaction. The collective results of customer surveys, internal departmental surveys, post project reviews and customer engagements allow the Client Success Team to identify areas of opportunity, develop plans to address them, and work to satisfy each customer organization.

Professional Services

Our Professional Services team implements and enhances partner expertise on advanced offerings such as predictive dialing, speech recognition and third-party CRM integrations. Our Professional Services team can also, among other things, help integrate our products into applications such as Salesforce.com, and embed call control into in-house applications and speech-enable IVR applications. The system configuration services and ad-hoc consulting services from our Professional Services team work to ensure that the customer has the appropriate solution for their business. The Professional Services team works closely with new partners as they implement our products at their sites, and is often involved with the early release of our products to assist in new release implementations. We are continuing to invest in this team as we provide more consulting and implementation services for customers globally.

Support Services

Our Support Services team offers global technical support for our partners and customers 24 hours a day, 7 days a week by phone, fax, email, web chat and from our website. We have support centers at our world headquarters in Indianapolis, Indiana and in the United Kingdom and Malaysia. We have secondary support employees available in California in the United States, and in the Netherlands, Germany, Australia and Japan. We utilize our CIC products, leveraged with technologies such as knowledge base, CRM and the Internet, to maximize the effectiveness of our support services.

Our Support Services team is divided into regions that align with our worldwide sales teams. Interactions are routed to the respective region based on the customer location. This enables Support Services team members to better know their customers and offer high quality support services. The engineers on our Support Services team are specialists who focus their efforts on very specific areas of our offerings, allowing them to develop a deeper knowledge set. This enables us to do skills-based routing that directs the customer to the best engineer based on their domain, thus reducing the time to resolve the problem. We use our Interaction Director®  product to route incidents globally in a “follow-the-sun” manner.

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

Segment, Customers and Geographic Areas of Operations

In accordance with FASB ASC Topic 280, Segment Reporting, the Company views its operations and manages its business as principally one segment which is interaction management software solutions licensing and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

As of December 31, 2013, we have licensed our products to more than 4,500 customers in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia/Pacific (“APAC”). No customer or partner accounted for 10% or more of our revenues in 2013, 2012 or 2011 or for 10% or more of our accounts receivable as of December 31, 2013 or 2012. Therefore, the loss of any one customer or partner would not have a material adverse effect on our operations. Additionally, no individual country accounted for more than 10% of our revenues, with the exception of the United States, for the years ended December 31, 2013, 2012 and 2011. See Note 10 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional financial information about each geographic area in which we operate.

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

To the extent that product revenues fluctuate from quarter-to-quarter due to the seasonality of our business described above, our gross profit may also fluctuate. Our operating expenses generally increase sequentially in a given year. The gross profit and increasing operating expenses have a corresponding impact on our operating income. Operating income generally has been lower in the first quarter of a calendar year than in the fourth quarter of the prior year, increases in the second quarter, can be up or down in the third quarter compared to the second quarter and is highest in the fourth quarter of the year.

As stated above, we operate our business in three geographic regions — the Americas, EMEA and APAC. We have historically experienced quarterly fluctuations in our orders and revenues in the various geographies. These quarterly fluctuations have been due, in part, to the seasonality of our business generally, as described above, but have also been impacted by the size and number of orders received in a particular quarter in the geographic region compared to the orders received in the prior year period.

Supplier Relationships

We rely on third parties for several components in the delivery of our complete solution, including general purpose servers, third-party software, third-party hardware appliances, telephone end-points, and integration to various vendors’ hardware and software systems. Our reliance upon these third parties comes with some amount of risk, primarily due to the possibility of these suppliers being acquired or discontinuing a product we rely on, failure to renew terms of contracts with these suppliers, or disruptions in supply due to political instability or weather related events. In addition, third-party software is licensed from our competitors or suppliers which could become our competitors in the future, which may complicate our relationships with these suppliers and could make aspects of our business and products we are currently developing reliant upon those third parties. In many cases, however, we maintain relationships with several different suppliers and therefore believe alternatives could be available if a supplier would cease doing business with us. We feel that the risks are further mitigated by the revenue that we generate for these third-party suppliers and the length of notice that we would most likely receive from the suppliers if any of the products were discontinued.

Competition

The markets for our solutions are highly competitive. Competition is typically based on various factors, including the breadth and depth of functionality of the product line, price, deployment methods and options, ease of installation, ease of use, product roadmap, total cost of ownership, return on investment, integration with other applications, security, reliability and scalability. We differentiate ourselves from our competitors by enabling customers to choose to deploy many of our solutions on-premises or as a cloud-based solution, offering an all-in-one platform, adhering to industry standards, and providing a broad set of applications for the business enterprise. Also contributing to our competitive strengths are our growing installed base of customers, newer products such as Interaction Decisions™, Interaction Collector™, Interaction Mobilizer™, Interaction Analyzer™, Interaction Web Portal™, Interaction SIP Station™, Interaction Conference™, and IPA, and continuing enhancements to our Interaction Recorder®, Interaction Optimizer®, Interaction Dialer®, Interaction Director® and Interaction Feedback® offerings.

Our competitive position varies in each of our primary markets. In the contact center market, we are considered a leader by third-party analyst firms based on the breadth of our product line, the completeness of our vision, and our ability to execute. We compete successfully with our contact center competitors, including those companies that are considerably larger in size. In the cloud-based contact center market, we have different competitors than those seen for our on-premises offerings, including inContact, Inc., Five9, Inc., and the Echopass solution, which was acquired by Genesys Telecommunications Laboratories, Inc. (“Genesys”). In the on-premises contact center market, our primary competitors are Aspect Software, Inc. (“Aspect”), Avaya Inc. (“Avaya”), Genesys and Cisco Systems, Inc. (“Cisco”).

In the unified communications market, we have a small market share in the pure IP PBX market segment. However, when our IP PBX product is sold in conjunction with our other solutions such as our contact center solution or integrated with solutions such as Microsoft® Lync™, resulting in a unified communications offering, our competitive position is stronger. Our primary competitors in the contact center and unified communications markets have a great deal of overlap, with a small number of competitors being exclusive to either one or the other of the two markets. Significant unified communications competitors include Alcatel-Lucent, Avaya, Cisco, Siemens Unify, and ShoreTel, Inc.

The business process automation market can be divided into two submarkets: process automation and content management. We are still viewed as new to the process automation market and compete both with traditional telecommunications vendors such as Avaya and Genesys and, to a lesser extent, with traditional business process management suite vendors such as IBM, Lombardi Software, Inc., Pegasystems Inc., and Oracle Corporation. We entered the content management market in part through our 2009 acquisition of AcroSoft Corporation, which added insurance industry domain expertise as well as an installed base of customers.

While we are not new to the market for accounts receivable management, or collections, we reinforced our market position with our 2010 acquisition of Latitude, which added industry domain expertise and a larger installed base of collections customers. In the accounts receivable management market, vendors that compete against our products and those of Latitude include Ontario Systems, Columbia Ultimate, CR Software, LLC, The Computer Manager, Inc.’s Debt$Net Collection Software, and Fair Isaac Corporation.

Research and Development

Our ability to leverage technology is core to our strategic differentiation, and we continue to invest a substantial percentage of our revenue in research and development (“R&D”). Our R&D group is comprised of professionals with backgrounds in telecommunications, software and hardware. This combination of diverse technical and communications expertise contributes to our competitive advantage with a differentiated technology approach. A series of packaged customer solutions are available from this group, such as integration to SAP Corporation, Oracle’s Siebel, Inc. and Salesforce.com. These solutions allow partners to quickly install sophisticated applications for customers.

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

We are a Microsoft Certified Developer as well as a Microsoft Certified Solutions Provider. These designations provide us early access to Microsoft technology and the opportunity to quickly develop products that effectively integrate with Microsoft products. Additionally, we are a Cisco development partner, and since 2000 have continued to develop interoperability that allows our contact center products to integrate and interoperate with those from Cisco.

R&D costs were $50.4 million, $45.7 million and $35.6 million in 2013, 2012 and 2011, respectively. In addition to these R&D cost, we capitalized $3.6 million of internal use software during 2013.  Our R&D group is structured into technical teams, each of which follows formal processes for enhancements, release management and technical reviews. R&D expenses include a testing department that utilizes automated techniques to stress test our core software. We continue to make R&D a priority in our business in order to remain on the forefront of innovation.

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

As of December 31, 2013, we, together with our subsidiaries, held 19 patents, which expire between 2020 and 2031, and have filed other patent applications relating to technology embodied in our software products. In addition, we, together with our subsidiaries, hold 37 United States and 45 foreign trademark registrations and have numerous other trademark applications pending worldwide, as well as common law rights in other trademarks and service marks. We and our subsidiaries also hold 19 registered copyrights and have numerous other applications pending.

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

Employees

As of February 28, 2014, we had 1,848 employees worldwide, including 460 in research and development, 364 in recurring services, 322 in client services, 471 in sales and marketing and 231 in administration. Our future performance depends in part upon the continued service of our key sales, marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for such personnel is intense and we may not be successful in attracting or retaining these individuals in the future.

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

Item 1A.Risk Factors.

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

Our quarterly revenues and operating results depend on many factors, including whether the deployment is on-premises or as a cloud-based offering, the type of license, the size, quantity and timing of orders received for our solutions during each quarter, the delivery of the related software or hardware and our expectations regarding collection. Because we do not know if or when our partners and current or potential customers will place orders and finalize license agreements, we cannot accurately forecast our licensing activity, our revenues and our operating results for future quarters. We have generally experienced a lengthy initial sales cycle, which can last six to nine months and sometimes longer. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our product revenues and operating results to vary significantly from quarter to quarter which may in turn affect the market price of our common stock. Because of the unique characteristics of our solutions and our prospective customers’ internal evaluation processes, decisions to license our solutions often require significant time and executive-level decision making. As a result, sales cycles for customer orders vary substantially from customer to customer. The length of the sales cycle for customer orders depends on a number of other factors over which we have little or no control, including:

•	a customer’s budgetary constraints;

•	the timing of a customer’s budget cycle;

•	concerns by customers about the introduction of new solutions by us or our competitors; and

•	downturns in general economic conditions, including reductions in demand for contact center services.

Our limited number of solutions, changes in pricing policies, the timing of development completion, announcement and sale of new or upgraded versions of our solutions and the effect of cloud-based deployments on recognizing revenues are some of the additional factors that could cause our revenues and operating results to vary significantly from period to period.

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

Our Future Business Prospects Depend in Part on Our Ability to Maintain and Improve Our Current Solutions and Develop New Solutions

We believe that our future business prospects depend in large part on our ability to maintain and improve our current software solutions and to develop new software solutions on a timely basis. Our software solutions will have to continue to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our solutions, major new solutions and solution enhancements require long development and testing periods. We may not be successful in developing and marketing, on a timely and cost effective basis, solution enhancements or new software solutions that respond to technological change, evolving industry standards or customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of solution enhancements, and our new solutions and solution enhancements may not achieve market acceptance. Significant delays in the general availability of new releases of our software solutions or significant problems in the installation or implementation of new releases of our solutions could have a material adverse effect on our business, financial condition or results of operations.

Our Solutions Could Have Defects for Which We Are Potentially Liable and Which Could Result in Loss of Revenue, Increased Costs, Loss of Our Credibility, Harm Our Reputation or Delay in Acceptance of Our Solutions in the Market

Our solutions, including components supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. Despite internal product testing, we have in the past discovered software errors in some of our solutions after their introduction. Errors in new solutions or releases could be found after commencement of commercial shipments, and this could result in additional development costs, diversion of technical and other resources from our other development efforts, or the loss of credibility with current or future customers. This could result in a loss of revenue or delay in market acceptance of our solutions, which could have a material adverse effect on our business, financial condition or results of operations.

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential solution liability and certain claims. However, not all of these agreements contain these types of provisions and, where present, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. A product liability, warranty, or other claim brought against us could have a material adverse effect on our business, financial condition or results of operations.

Our software solutions are developed to run on the Microsoft® Windows® operating system and use one or more media servers for voice (telephone call) processing and recording. Our server software also operates in a network environment with database servers, email servers, and third-party systems such as CRM solutions and Microsoft® Lync® Server 2010. As a cloud-based solution, our software solutions can be deployed as a cloud offering via wide area networks. Because of this complexity, our software may be more prone to performance interruptions for our customers than traditional hardware-based solutions. Performance interruptions at our customer sites, some of which currently do not have back-up systems, could affect demand for our solutions or give rise to claims against us.

The Overall Economic Climate Could Result in Decreased Demand for Our Products and Services

Our solutions typically represent substantial capital commitments by customers and involve a potentially long sales cycle. As a result, our operations and performance depend significantly on worldwide economic conditions and their impact on customer purchasing decisions.  Given the current economic conditions, current and potential customers are more cognizant of their budgets for communication software, services and systems, which may result in our current or prospective customers delaying and/or reducing their capital spending related to information systems. Some of the factors that could influence the levels of spending by our current or prospective customers include availability of credit, labor and healthcare costs, consumer confidence and other factors affecting spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

If Our Customers Do Not Perceive Our Solutions or the Related Services and Support Provided by Us or Our Partners to Be Effective or of High Quality, Our Brand and Name Recognition Will Suffer

We believe that establishing and maintaining brand and name recognition is critical for attracting, retaining and expanding customers in our target markets. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in providing high-quality solutions and related services, including installation, training and maintenance, none of which can be assured. If our customers do not perceive our solutions or related services to be effective or of high quality, our brand and name recognition would suffer which could have a material adverse effect on our business, financial condition or results of operations.

Our Business Depends Substantially on Customers Renewing, Upgrading and Expanding Their Recurring Contracts for Our Services. Any Decline in Our Customer Renewals, Upgrades and Expansions Would Harm Our Future Operating Results.

We sell maintenance contracts with our on-premises solutions, which are typically one year in length. In addition, subscriptions for our cloud solution are typically  three to five years in length. Our customers have no obligation to renew their cloud subscriptions or on-premises maintenance contracts after their contract period expires, and they may not renew at the same or higher levels. In the first year of a subscription, customers often purchase a higher level of professional services than they do in subsequent years. As a result, our ability to grow our services revenues is dependent in part on customers purchasing additional services after the first year of their cloud subscriptions. We may not accurately predict future trends in customer renewals. Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline and our profitability and gross margin may be harmed.

Because We Recognize Subscription Revenue Over the Term of the Applicable Agreement, the Lack of Subscription Renewals or New Service Agreements May Not Be Reflected Immediately in our Operating Results.

A portion of our quarterly revenue is attributable to service agreements entered into during previous quarters. A decline in new or renewed service agreements in any one quarter will not be fully reflected in our revenue in that quarter but will negatively impact our revenue in future quarters. As a result, the effect of significant downturns in sales and market acceptance of our services in a particular quarter may not be fully reflected in our operating results until future periods. As we continue to shift toward the cloud offering model, it is increasingly difficult to demonstrate period-over-period revenue growth because revenue from new customers must be recognized over the applicable subscription terms.

We Face Competitive Pressures, Which May Affect Us Adversely

The market for our software solutions is highly competitive and, because there are relatively low barriers to entry in the software market, we expect competitive pressures to continue to be a risk to our ongoing success in the market. In addition, because our industry is evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may be introduced into our markets. Currently, our competition comes from several different market segments, including computer telephony platform developers, computer telephony solutions software developers and telecommunications equipment vendors. Additionally, alternative deployment strategies, such as cloud-based services, are offered by certain companies. We cannot provide assurance that we will be able to compete effectively against current and future competitors in these market segments, or in new market segments with new types of competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

Many of our current and potential competitors have longer operating histories, significantly greater resources, greater name recognition and a larger installed base of customers than we do. Competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than we can, or devote greater resources to the development, promotion and sale of solutions than we can. In addition, for a number of our larger competitors, the product segment in which they currently compete with us is a small portion of their overall offering. These competitors might be willing and able to dramatically cut prices in our segment in order to protect or grow other segments that are more important to their overall business. Current and potential competitors have established, and may in the future establish, cooperative relationships among themselves or with third parties, including mergers or acquisitions, to increase the ability of their products to address the needs of our current or prospective customers. If these competitors were to acquire significantly increased market share, it could have a material adverse effect on our business, financial condition or results of operations.

Our Cloud Solutions Present Execution and Competitive Risks

We are devoting significant resources to extend our current cloud solutions and our next generation cloud communication platform, which is and will continue to be materially dependent upon hardware infrastructure and licensed software that are owned by third parties, including OrgSpan, Inc. (“OrgSpan”). See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” of this Annual Report on Form 10-K for more information on our relationship with OrgSpan.  There can be no assurance that such third parties will continue to support and maintain their products and services.  In addition to certain software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs have negatively impacted, and may continue to negatively impact our operating margins.

Certain new competitors offer alternative cloud-based services for consumers and business customers. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provide us with a solid foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. Whether we are successful in our business model depends on our execution in a number of areas, including:

•	continuing to innovate and bring to market compelling cloud-based experiences that generate increasing traffic;

•	improving the performance of our cloud-based services; and

•	continuing to enhance the attractiveness of our cloud-based platforms to partners.

A Failure or Compromise of Our Information Security Measures Could Result in Substantial Harm to Our Reputation, Daily Operations, or Profitability

We utilize web-based systems and applications to process new orders and to provide support services to our customers and partners.  Because these systems are Internet-facing, they are necessarily subject to a variety of cyber-attacks, which, if successful, could disrupt our ability to process new orders and our ability to provide support services effectively.  Additionally, we house corporate intellectual property and varying amounts of sensitive customer information on our private network.

We have implemented technical and administrative controls designed to ensure the confidentiality, integrity, and availability of these systems and the data they house.  We have also implemented commercially available products and system tools designed to monitor, detect and/or prevent cyber-attacks and other malicious activity that may occur on our systems.  Additionally, we have developed and implemented processes to respond to and mitigate identified issues quickly and effectively.

If these security measures fail, are compromised or we fail to detect and mitigate any such compromise promptly, it could result in the loss of intellectual property, the breach of sensitive customer information entrusted to our care, damage to our reputation, disruption of routine operations, and/or significant financial expense related to the mitigation or response to, or litigation resulting from, any particular issue.

In the twelve months ended December 31, 2013, we did not experience any events, either individually or in aggregate, of a material nature or that resulted in any material financial impact or any material loss or exposure of sensitive data.

Malicious Human Actions, Catastrophic Events or Disruption of Service at Our Data Centers May Disrupt Our Operations, Affect Our Operating Results and/or Delay Our Ability to Deliver Our Service to Our Customers

We utilize third-party hosting facilities to provide services and support to our cloud customers from a variety of data centers around the world.   We do not have sole control over the operations of these facilities. These facilities, along with our systems and operations, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services, causing delays in completing sales, providing services or performing other mission-critical functions. The facilities also could be subject to break-ins, cyber-attacks, sabotage, intentional acts of vandalism and other misconduct and malicious activity.

The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may also cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Likewise, events such as widespread blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our solutions, our business, operating results and financial condition could be materially and adversely affected.

Destruction or disruption of any of our critical business or information technology systems or a significant interruption, disruption, or other performance problem with our service may harm our ability to conduct normal business operations and our operating results. This could reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate service and adversely affect our renewal rates and our ability to attract new customers.

Our Inability to Successfully Manage our Increasingly Complex Supplier and Other Third-Party Relationships Could Adversely Affect Us

As the complexity of our product technology and our supplier and other third-party relationships have increased, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities have become more complicated, and we expect this trend to continue in the future. In addition, because we offer a whole product solution, this has added complexity to our supplier relationships. We license technology from third parties that is embedded in our products, making aspects of our business, including the next generation cloud communication platform we are currently developing, reliant upon those third parties.  One of these third parties, OrgSpan, is majority-owned by our Chairman of the Board, President and Chief Executive Officer. See Item 13 “Certain Relationships and Related Transactions, and Director Independence,” of this Annual Report on Form 10-K for more information regarding our relationship with OrgSpan. Some of these third parties that license technology to us are our competitors, or could become competitive with us in the future.  Certain license agreements permit either party to terminate all or a portion of the license without cause at any time. Further, some of the license agreements provide that upon acquisition of us by certain other third parties, we would have to pay a significant fee to continue the license. As a result, our inability to successfully manage these relationships or negotiate sufficient contractual terms could have a material adverse effect on us.

For certain of our orders, we supply hardware to support the implementation of our software. We are dependent upon third parties for the supply of hardware components to our customers. If these hardware distributors experience financial, operational or quality assurance difficulties, or if there is any other disruption in our relationships, we may be required to locate alternative hardware sources. We are also subject to the following risks related to our hardware distribution system:

•	cancellations of orders or delays in delivering orders due to unavailability of hardware;
•	increased hardware prices, which may reduce our gross profit or make our products less price competitive;
•	additional development expense to modify our products to work with new hardware configurations; and
•	performance issues resulting from product changes by our hardware suppliers.

We cannot assure you that we would be able to develop or locate alternative technology (including in situations where licensors cease to support and maintain what we license), or locate alternative hardware sources in a timely manner, on terms favorable to us, or at all. Even if we and/or our distributors are successful in locating alternative sources of supply, alternative suppliers could increase prices significantly. In addition, alternative technology or hardware components may malfunction or have interoperability issues that do not currently exist. The use of new suppliers and/or technology and the modification of our products to function with new technology and/or systems would require testing and may require further modifications which may result in additional expense; diversion of management attention and other resources; inability to fulfill customer orders or delay in fulfillment; reduction in quality and reliability; customer dissatisfaction; and other adverse effects on our reputation, business and operating results.

Existing and New Reseller Partners are Important to Continued Growth

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining productive relationships with our existing and future reseller partners and in recruiting and training additional reseller partners. We rely primarily on these partners to market and support our solutions and plan on continuing to rely heavily on such partners in the future. We continue to expand our partner and distribution networks and may be unable to attract additional partners with both voice and data expertise or appropriate partners that will be able to market our solutions effectively and that will be qualified to provide timely and cost-effective customer support and service. We generally do not have long-term or exclusive agreements with our partners, and the loss of specific larger partners or a significant number of partners could materially adversely affect our business, financial condition or results of operations. In addition, due to the current economic conditions, the risk of failure of a specific partner or a significant number of partners is increased, which failure could also materially adversely affect our business, financial condition or results of operations.

We Have Experienced Rapid Growth in Recent Periods. If We Fail to Manage Our Growth Effectively, We May Be Unable to Execute Our Business Plan, Maintain High Levels of Service or Address Competitive Challenges Adequately.

We have increased our annual revenue from $51.5 million during the year ended December 31, 2003 to $318.2 million during the year ended December 31, 2013. We have increased our number of full‑time employees from 337 as of December 31, 2003 to 1,764 as of December 31, 2013.

Our expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations. We also intend to continue expanding our operations internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margin or operating expenses in any particular quarter.

If We Are Unable to Maintain the Compatibility of Our Software With Certain Other Products and Technologies, Our Future Business Would be Adversely Affected

Our software must integrate with software and hardware solutions provided by a number of our existing and potential competitors. For example, our solutions must integrate with phone switches made by the telephone switch vendors and computer telephony software solutions offered by other software providers. These competitors or their business partners could alter their products so that our software no longer integrates well with them, or they could delay or deny our access to software releases that allow us to timely adapt our software to integrate with their products. If we cannot adapt our software to changes in necessary technology, it may significantly impair our ability to compete effectively, particularly if our software must integrate with the software and hardware solutions of our competitors.

Our Solutions Require Wide Area Networks, and We May be Unable to Sell Our Solutions Where Networks Do Not Perform Adequately

Our solutions also depend on the reliable performance of the wide area networks of businesses and organizations, including those that employ remote and mobile workers. If enterprise customers experience inadequate performance with their wide area networks, whether due to outages, component failures, or otherwise, our solution performance would be adversely affected. As a result, when these types of problems occur with these networks, our enterprise customers may not be able to immediately identify the source of the problem, and may conclude that the problem is related to our solutions. This could harm our relationships with our current enterprise customers and make it more difficult to attract new enterprise customers, which could negatively affect our business.

We May Not Be Able to Protect Our Proprietary Rights Adequately, Which Could Allow Third Parties to Copy or Otherwise Obtain and Use Our Technology Without Authorization

We regard our software solutions as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as patents, licensing and other agreements with consultants, suppliers, partners and customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we license our solutions do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our solutions could materially adversely affect our business, results of operations or financial condition.

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

Infringement Claims Could Adversely Affect Us

Third parties have claimed and may in the future claim that our technology infringes their proprietary rights. As the number of software solutions in our target markets increases and the functionality of these solutions overlap, we believe that software developers may face additional infringement claims.

Infringement claims, even if without merit, can be time consuming and expensive to defend. A third party asserting infringement claims against us or our customers with respect to our current or future solutions may require us to enter into costly royalty arrangements or litigation, or otherwise materially adversely affect us.

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

Our International Operations Involve Financial and Operational Risks Which May Adversely Affect Our Business and Operating Results

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international partners. Non-North American revenues accounted for 28%, 30% and 31% of our total revenues for each of the years ended December 31, 2013, 2012 and 2011. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. Risks inherent in our international business activities may include the following:

•	economic and political instability;

•	unexpected changes in foreign regulatory requirements and laws;

•	tariffs and other trade barriers;

•	timing, cost and potential difficulty of adapting our software solutions to the local language in those foreign countries that do not use the English alphabet, such as Japan, Korea and China;

•	lack of acceptance of our solutions in foreign countries;

•	longer sales cycles and accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of funds;

•	acts of terrorism; and

•	increased government regulations related to increasing or reducing business activity in various countries.

Fluctuations in exchange rates between the United States dollar and other currencies could have a material adverse effect on our business, financial condition or results of operations, and particularly, on our operating margins and net income. We maintain a currency hedging program to help mitigate future effects of fluctuations in the foreign exchange rates on cash and receivables. These hedging techniques may not be successful. Exchange rate fluctuations could also make our solutions more expensive than competitive solutions not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.

We Have Made Acquisitions and May Pursue Acquisitions That Present Risks and May Not be Successful

We have acquired companies and in the future we may pursue acquisitions to diversify our solution offerings and customer base, to strengthen our distribution channel or for other strategic purposes. We cannot provide assurance that our recent or future acquisitions will be successful. The following are some of the risks associated with acquisitions that could have a material adverse effect on our business, financial condition or results of operations:

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

Changes in Corporate Taxes or Adverse Outcomes Resulting from Examination of Our Income Tax Returns Could Adversely Affect Our Results

Our provision for income taxes could be adversely affected by the following:

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	Expiration of or lapses in the research and development tax credit laws;

•

Transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions into our intercompany research and development cost sharing arrangement;

•	Tax effects of nondeductible stock option expense;

•	Tax costs related to intercompany realignments;

•	Foreign losses not being utilized to offset future taxable income; or

•	Changes in tax laws, regulations and accounting principles, including accounting for uncertain tax positions or interpretations thereof.

If amounts included in tax returns are increased, reduced or disallowed, it would affect our loss carryforwards and tax credits and the amount of expected future non-cash income tax expense used by management and investors. Judgment is required to determine the recognition and measurement attributes prescribed in FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). In addition, FASB ASC 740 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain tax jurisdictions is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We have also recorded state and local income tax incentives as a reduction of certain operating expenses and if those incentives were to be disallowed we may be required to record additional expense. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Although We Expect that the Distribution of Latitude Stock and the Transfer of Assets to Subsidiaries of Interactive Intelligence by Its Subsidiary ININ Inc. Will Not Result in Any Immediate Federal Income Tax Liability to Interactive Intelligence or ININ Inc., the Internal Revenue Service May Disagree

After the consummation of the corporate reorganization on July 1, 2011, ININ Inc. distributed the stock of Latitude to its parent Interactive Intelligence, transferred certain assets to newly created subsidiaries and spun off one of these newly created subsidiaries to Interactive Intelligence.  We do not believe that these actions resulted in any immediate federal income tax liability to Interactive Intelligence or ININ Inc. However, neither Interactive Intelligence nor ININ Inc. has requested nor will request a private letter ruling from the Internal Revenue Service as to the tax consequences of these actions. As a result, the Internal Revenue Service could take the position that these actions do not constitute tax-free transactions. In such case, ININ Inc. may be treated as having instead made a taxable distribution(s), which could result in material tax liability to Interactive Intelligence or ININ Inc. In addition, Interactive Intelligence may incur state income tax as a result of these actions, but we do not believe that these taxes will be material.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

Our world headquarters are located in approximately 315,000 square feet of space in three office buildings in Indianapolis, Indiana. We also have a product distribution center in Indianapolis, Indiana. We have five regional offices in the United States which are located in Annapolis, Maryland; Herndon, Virginia; Irvine, California; Columbia, South Carolina; and Jacksonville, Florida. Additionally, we lease offices for each of our Canada, EMEA and APAC operations in Montreal, Quebec; Slough, United Kingdom; Tokyo, Japan and Kuala Lumpur, Malaysia, respectively, and have several other office leases throughout the United States and in 20 other countries. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our lease commitments.

We believe all of our facilities, including our world headquarters, regional offices and international offices in EMEA and APAC, are adequate and well suited to accommodate our business operations. We continuously review space requirements to ensure we have adequate room for growth in the future.

Item 3.Legal Proceedings.

The information set forth under “Legal Proceedings” in Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. MiNE SAFETY DISCLOSURES

Not applicable

PART II.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the ticker symbol ININ. The following table sets forth, for the quarterly periods indicated, the high and low common stock prices per share as reported by The NASDAQ Global Select Market:

	2013		2012
Quarter Ended:	High	Low	High	Low
March 31	$45.48	$32.45	$31.60	$22.56
June 30	53.00	39.30	32.34	24.52
September 30	66.94	51.60	31.44	24.35
December 31	71.94	55.52	34.92	28.52

As of February 28, 2014, there were 80  registered holders of record of our common stock.

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

Performance Graph

The following graph compares the cumulative total return to shareholders of our common stock from December 31, 2008 through December 31, 2013 with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (ii) the Research Data Group Software Composite Index (the RDG Software Composite Index). The graph assumes an investment of $100 on December 31, 2008 in each of our common stock, the S&P 500 Index and the RDG Software Composite Index (and the reinvestment of all dividends). The performance shown is not necessarily indicative of future performance. The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown is not indicative of, and is not intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	Cumulative Total Return
	Years Ended December 31,
	2008	2009	2010	2011	2012	2013
Interactive Intelligence Group, Inc.	$100.00	$287.83	$408.11	$357.57	$523.24	$1,050.86
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
RDG Software Composite	100.00	152.71	171.21	158.59	182.48	242.77

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

Item 6.Selected Consolidated Financial Data.

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

Consolidated Statements of Operations Data:
	Years Ended December 31,
	2013	2012	2011	2010	2009
Total revenues	$318,234	$237,365	$209,526	$166,315	$131,418

Gross profit	204,180	157,778	144,101	115,585	91,524
Operating income	14,397	1,083	21,641	23,369	14,441
Net income	9,515	906	14,798	14,901	8,640

Net income per share:
Basic	$0.47	$0.05	$0.79	$0.85	$0.51
Diluted	0.45	0.04	0.74	0.79	0.47

Consolidated Balance Sheet Data:
	As of December 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents and
investments	$107,830	$80,630	$92,469	$85,882	$64,979
Net working capital	104,271	56,069	64,069	70,408	54,149
Total assets	353,222	281,796	232,802	176,232	132,668
Total shareholders’ equity	189,355	144,117	129,974	99,264	67,607

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Annual Report on Form 10-K, including Item 1 “Business”; Item 6 “Selected Financial Data”; and Item 8 “Financial Statements and Supplementary Data”. Investors should carefully review the information contained in this Annual Report on Form 10-K under Item 1A “Risk Factors”. The following will be discussed and analyzed:

•	Overview

•	Outlook for 2014

•	Critical Accounting Policies and Estimates

•	Revenues and Order Trends and Acquisition Highlights

•	Trends and Non-GAAP Metrics

•	Comparison of Years Ended December 31, 2013, 2012 and 2011

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Off-Balance Sheet Arrangements

Overview

Our Business

We were founded in 1994 and have been developing a fully-integrated suite of solutions as part of our Interactive Intelligence Customer Interaction Center® (“CIC”) platform that manages interactions by telephone, e-mail, fax, voicemail messages, Internet web chat, Short Message Service (“SMS”) text, social media and other forms of communication. We believe we have the broadest set of solutions developed by one provider including interactive voice response (“IVR”), automated call distribution (“ACD”), outbound dialing, recording, post-call surveys, workforce management (“WFM”) and private branch exchange (“PBX”) telephony. We have also developed a business process automation solution based on our communications platform that is easily managed from a common administrative interface with license keys controlling the functionality and number of users.

In addition to CIC and business process automation, we have acquired companies that provide document management, accounts receivable management and contact center capacity planning solutions. These solutions complement the functionality of CIC, expand our market potential, and provide cross-selling opportunities. Our CIC and accounts receivable management solutions can be deployed on-premises or delivered via the cloud.

In 2013 we introduced our CaaS Small Center solution designed for contact centers with between 10 and 50 agents. We view CaaS Small Center as a natural extension of our brand, expanding our addressable market and helping to protect our business against small disruptive competitors. We also continue to invest in our highly scalable, multi-tenant, next generation cloud communication platform in an effort to target the lower complexity market.  This platform leverages contemporary open source technologies and Amazon Web Services as the deployment back-end, targeting both the small business market and large organizations.

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

In the past several years there has been a migration of contact centers from legacy Time Division Multiplex (“TDM”) based technology from larger competitors such as Avaya, Aspect and Genesys to Voice over Internet Protocol (“VoIP”). We compete primarily with the incumbent TDM providers and Cisco when customers are implementing VoIP technology. We continue to see an increase in customers moving from on-premises to cloud-based alternatives. Our cloud-based competitors are principally inContact, Inc., Five9, Inc. and the Echopass solution, which was acquired by Genesys.

We market our solutions directly to customers and through a network of approximately 360 reseller partners throughout the world. We acquired partners or the related Interactive Intelligence business of partners in Germany and Australia in 2011, South Africa and the Netherlands in 2012 and New Zealand in 2013 to increase our direct presence internationally. In 2013 our partners accounted for 35% of all orders received, with 65% of our orders sold directly to customers. Geographically, 80% of our orders received in 2013 were from the Americas, 13% from Europe, the Middle East and Africa (“EMEA”) and 7% from the Asia-Pacific (“APAC”) region.

Outlook for 2014

We expect total order growth in 2014 of approximately 20% with cloud-based orders comprising  55% to 60% of total orders as cloud adoption remains in the early stages and is experiencing rapid growth. We are executing on our strategy to increase revenues in future years with a revenue model that is increasingly driven by recurring sources. Our commitment to innovation has been instrumental in our ability to further extend our technology leadership position and gain market share globally.

Our target total recognized revenue in 2014 is approximately $365 to $370 million, which represents growth of 15% to 16% compared to 2013.  We expect recurring revenues, which include both maintenance contracts and cloud-based revenues, to represent about half of total revenues. We continue to add new premises-based customers as certain organizations continue to prefer our on-premises solution over the cloud. We expect premises-based orders to remain constant in 2014 compared to 2013.

We expect 2014 non-GAAP operating margins in the range of 1% to 3%, reflecting the continued increase of cloud orders as a percentage of our total orders as well as increases in investments in developing and deploying our cloud solution and higher spending to further expand our sales and marketing efforts.  Our full year 2014 non-GAAP EPS is expected to be approximately $0.15 to $0.36 based on 22.5 million diluted shares outstanding.

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

Sources of Revenues and Revenue Recognition Policy

Product revenues are generated from licensing the right to use our software solutions on-premises, and in certain instances,  selling hardware as a component of our solution. Recurring revenues are generated from fees from our cloud offerings and annual support fees from on-premises license agreements. Services revenues are generated primarily from professional services and educational services. Revenues are generated by direct sales with customers and by indirect sales through a partner channel.

Product Revenues

Substantially all of our license agreements are perpetual.  The following criteria must be met before we can recognize any revenue from a license agreement:

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

We recognize revenues related to any hardware sales when the hardware is delivered and all other revenue recognition criteria noted above are met.

Recurring Revenues

We generate recurring revenues from our cloud offerings and annual support fees. Cloud customers pay a minimum monthly fee to use a specified number of software licenses, plus any overages. Customers are billed the greater of their minimum monthly fee or actual usage, and revenues are recognized monthly as services are delivered. The total contract fee also includes an implementation fee, which is recognized ratably over the term of the contract.

We recognize annual support fees ratably over the post-contract support period, which is typically 12 months, but may extend up to three years if prepaid.

Services Revenues

We generate services revenues from professional services, which include implementing our solutions, and from educational services, which consist of training courses for customers and partners. Since 2012, services revenues are recognized as the services are performed. Prior to this time, professional services revenues related to our cloud solutions were deferred and recognized over the subscription period.

Goodwill and Other Intangible Assets

We review goodwill and intangible assets with indefinite lives for impairment at least annually in accordance with Financial Accounting Standards Board (“FASB”) Account Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which amends FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other (“FASB ASC 350”). This guidance requires us to perform the goodwill impairment analysis annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount. As of December 31, 2013, when our annual 2013 goodwill impairment test was performed, we had three reporting units as defined by FASB ASC 350, and therefore our impairment review of goodwill involved reviewing the three reporting units, which we identified as Interactive Intelligence, Latitude and Bay Bridge Decision Technologies, Inc. (“Bay Bridge”), for impairment. Identifiable intangible assets such as intellectual property trademarks and patents are amortized over a 10 to 15 year period using the straight-line method. In addition, other intangible assets, such as customer relationships, core technology and non-compete agreements are amortized over a 5 to 18 year period using the straight-line method.  Based on the review of the qualitative events and circumstances outlined in FASB ASU 2011-08, we determined that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount, and the two-step process of the goodwill impairment test was not necessary to perform. We determined no indication of impairment existed as of December 31, 2013 when the annual impairment tests were performed for goodwill and intangible assets.

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

We record compensation expense for share-based awards using the straight-line method, which is recorded into earnings over the vesting period of the award. Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2013, 2012 and 2011 was $9.2 million, $6.7 million and $5.3 million, respectively. See Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our stock-based compensation.

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

Research and Development

Research and development expenditures are expensed as incurred. FASB ASC Topic 985, Software, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Historically, costs incurred by us between completion of the working model and the point at which the product is ready for general release has been insignificant.

During 2013, we have continued to invest in our next generation cloud communication platform, which will target the lower complexity contact center market. This platform is the first solution we will offer solely as a cloud service, with no on-premises option. The expenses incurred for this new platform result from internal activity with no intent for external sale because it will be offered as a cloud service. As a result, we have capitalized approximately $3.6 million of internal use software expenses relating to this new platform during 2013.  Research and development expense for 2013 (after capitalization), 2012 and 2011 was $50.4 million, $45.7 million and $35.6 million, respectively.

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs in connection with loss contingencies are expensed as incurred.

Revenues and Order Trends and Acquisition Highlights

The following tables set forth our total revenues (in millions) and the annual growth percentage over the previous year for the past five years, a summary of the orders received during 2012 and 2013, and the geographic mix of those orders.

Revenues

Year	Revenues	Growth %
2013	$318.2	34%
2012	237.4	13
2011	209.5	26
2010	166.3	27
2009	131.4	8

Orders
	Years Ended December 31,
	2013	2012

Increase in dollar amount from prior year:
Total orders	30%	48%
On-premise orders	(1)%	25%
Cloud-based orders	87%	121%
Cloud-based orders as a % of total orders	50%	35%
Orders from new customers as a % of total orders	43%	60%
Direct orders as a % of total orders	65%	66%
Number of new on-premises customers	226	230
Number of new cloud-based customers	90	72
Total orders greater than $250,000	192	158

Geographic Mix

The following table shows the percentage of orders derived from each of our geographic regions for the periods presented:

	Years Ended December 31,
	2013	2012	2011
Americas	80%	73%	73%
Europe, Middle East, and Africa	13	18	19
Asia-Pacific	7	9	8

Acquisitions

On April 1, 2013, we entered into an agreement with Amtel Communications Ltd. (“Amtel” ), and acquired certain Interactive Intelligence-related contact center assets of Amtel. On August 1, 2012, we entered into a stock purchase agreement with Bay Bridge, and acquired 100% of Bay Bridge’s capital stock.   On April 1, 2012, we entered into a stock purchase agreement with Brightware B.V. (“Brightware”), and acquired 100% of Brightware’s capital stock. On January 5, 2012, we entered into an agreement with ATIO Corporation (Pty). Ltd. (“ATIO”), and acquired certain Interactive Intelligence-related contact center assets of ATIO. The purchase of each of these acquisitions was funded with cash on hand. Additional details for each acquisition are as follows:

			Working
			Capital
	Description of	Purchase	Amount	Escrow	# of
Company	Company	Price	Acquired	Amount	Employees
Amtel	Reseller	$725,000	-	-	5

Bay Bridge	Provider of Workforce Optimization Software and Services	$12.9 million	$2.6 million	$1.3 million	22

Brightware	Reseller	$6.4 million	$3.0 million	$461,800	14

ATIO	Reseller	$7.0 million	$1.8 million	$704,000	40

Trends and Non-GAAP Metrics

Our management monitors certain key measures to assess our financial results. In particular, we track trends in on-premises and cloud-based orders and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends, see “Revenues and Order Trends and Acquisition Highlights” and “Comparison of Years Ended December 31, 2013, 2012 and 2011” below.

In addition to measures based on accounting principles generally accepted in the United States (“GAAP”), our management monitors non-GAAP operating income and margin, non-GAAP net income and non-GAAP diluted earnings per share (“EPS”) to analyze our business. These non-GAAP measures include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments, exclude non-cash stock-based compensation expense and the amortization of certain intangible assets related to acquisitions and adjust for non-GAAP income tax expense. These measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. Stock-based compensation expense and amortization of intangibles related to acquisitions are non-cash and non-GAAP income tax expense is pro forma based on non-GAAP earnings. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense and amortization of intangibles related to acquisitions amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also uses financial statements that exclude stock-based compensation expense and amortization of intangibles related to acquisitions for our internal budgets. The following table provides a reconciliation of GAAP net income, GAAP operating income and GAAP diluted EPS with their non-GAAP counterparts for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011

Net income, as reported	$9,515	$906	$14,798
Purchase accounting adjustments:
Increase to revenues:
Recurring	202	522	471
Services	-	-	54
Reduction of operating expenses:
Customer relationships	1,682	1,341	886
Technology	196	163	140
Non-compete agreements	180	180	180
Acquisition costs	48	281	600
Total	2,308	2,487	2,331
Non-cash stock-based compensation expense:
Costs of recurring revenues	806	523	422
Costs of services revenues	245	147	101
Sales and marketing	3,109	2,250	1,677
Research and development	2,733	1,886	1,570
General and administrative	2,354	1,871	1,528
Total	9,247	6,677	5,298
Non-GAAP income tax expense adjustment	(4,388)	-	2,434
Non-GAAP net income	$16,682	$10,070	$24,861

Operating income, as reported	$14,397	$1,083	$21,641
Purchase accounting adjustments	2,308	2,487	2,331
Non-cash stock-based compensation expense	9,247	6,677	5,298
Non-GAAP operating income	$25,952	$10,247	$29,270

Diluted EPS, as reported	$0.45	$0.04	$0.74
Purchase accounting adjustments	0.11	0.12	0.12
Non-cash stock-based compensation expense	0.44	0.34	0.27
Non-GAAP income tax expense adjustment	(0.21)	-	0.12
Non-GAAP diluted EPS	$0.79	$0.50	$1.25

Comparison of Years Ended December 31, 2013, 2012 and 2011

Revenues

Our revenues include:  (i) product revenues; (ii) recurring revenues; and (iii) services revenues which are generated through direct sales to customers or through our partner channels. During the first quarter of 2012, we reclassified certain rental revenues related to product orders from product revenues to recurring revenues.  Historical amounts have been reclassified based on this revised revenue presentation.

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

Recurring revenues include the support fees from on-premises license agreements and revenues from our cloud solutions. The support fees are recognized over the support period, generally between one and three years. Cloud-based orders are typically for periods of one to five years, with an overall average contract term in 2013 of 51 months.

Services revenues primarily include professional and education services fees. Services revenues have and will continue to fluctuate based on the product implementation requirements of our customers and partners as well as the number of attendees at our educational classes. We believe services revenues will continue to grow as product and cloud-based revenues increase, order sizes increase and as we license a greater percent of our orders directly to our customers.

Revenues
	Years Ended December 31,			Percent of Total Revenues			Increase (Decrease) Between Periods
	2013	2012	2011	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	($ in thousands)%				%	%	%	%
Product	$117,708	$88,626	$92,786	37.0	37.3	44.3	33	(4)
Recurring	147,941	118,343	93,363	46.5	49.9	44.5	25	27
Services	52,585	30,396	23,377	16.5	12.8	11.2	73	30
Total revenues	$318,234	$237,365	$209,526				34	13

Product Revenues 2013 vs. 2012

Product revenues increased primarily due to the recognition of $17.7 million in revenues that were previously deferred because of contract terms. The dollar amount of product orders was relatively flat year over year. We received orders for 118,000 on-premises CIC users in 2013 compared to 116,000 in 2012, an increase of 2%. While the mix of solutions varies year to year, we experienced stable per seat pricing.

Product Revenues 2012 vs. 2011

Product revenues decreased primarily because we deferred product revenue of $13.7 million  from orders that included software not generally available at the end of 2012. We received orders for 116,000 on-premises CIC users in 2012 compared to 95,000 in 2011, an increase of 19% and in-line with the year-over-year increase in on-premises orders of 25%.  Per seat pricing was stable.

Recurring Revenues 2013 vs. 2012 and 2012 vs. 2011

Recurring revenues increased in both comparative periods due to continued increases in orders for our cloud solutions and the recognition of revenues from previously deployed cloud solutions. Our support fees increased with the continued growth of our installed base of on-premises customers as well as from our recent acquisitions. The average number of licensed seats associated with our cloud-based orders was 13,500 in 2013, up from 8,000 in 2012 and 4,000 in 2011. Per seat pricing was consistent between 2013, 2012 and 2011, as were renewal rates for support fees.

The breakdown of recurring revenues was as follows:

	Years Ended December 31,			Increase Between Periods
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				%	%
	($ in thousands)%				%
Support fees	$113,767	$96,322	$79,074	18	22
Cloud-based	34,174	22,021	14,289	55	54
Total	$147,941	$118,343	$93,363	25	27

Our unrecognized contracted cloud-based revenues were $184.2 million and $89.6 million as of December 31, 2013 and 2012, respectively. These unrecognized revenues are not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not yet been invoiced.

Service Revenues 2013 vs. 2012 and 2012 vs. 2011

Services revenues increased in both comparative periods primarily due to growth in the number and scope of professional service engagements, for both on-premises and cloud-based deployments. Prior to 2012, professional services revenues related to cloud implementations were deferred and recognized over the length of a contract. In accordance with FASB EITF Issue 08-1 Revenue Recognition with Multiple Deliverables, for contracts signed in 2012 and 2013, cloud engagements were recognized as work was performed, which contributed to the year-over-year increase in recognized services revenues from 2011 to 2012. In 2012 and 2011, professional services revenues of $1.5 million and $3.0 million, respectively, related to our cloud offerings were deferred and will be recognized over the expected life of the customer.

Costs of Revenues

Our costs of revenues include cost of:  (i) product revenues; (ii) recurring revenues; and (iii) services revenues.

Costs of product revenues consist of hardware costs (including media servers, Interaction Gateway® appliances and Interaction SIP StationsTM that we develop, as well as servers, telephone handsets and gateways that we purchase and resell), royalties for third-party software and other technologies included in our solutions, personnel costs and product distribution facility costs. These costs can fluctuate depending on which software solutions are licensed (including third-party software) and the dollar amount of orders for hardware and appliances.

Costs of recurring revenues consist primarily of compensation expenses for technical support personnel and costs associated with deploying our cloud offerings. Some costs related to our cloud offerings, such as equipment expenses, are recognized over time, but others such as salary and travel-related expenses are recognized as incurred.  Some of these costs are fixed while others are variable based on usage and call volume. We expect operating margins for our cloud-based offerings to improve over time as this portion of our business continues to scale.

Costs of services revenues consist primarily of compensation expenses for our professional services, client success and educational personnel.

Costs of Revenues
	Years Ended December 31,			Percent of Total Revenues			Increase (Decrease) Between Periods
	2013	2012	2011	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				%	%	%	%	%
	($ in thousands)%				%	%	%	%
Product	$29,233	$24,329	$25,095	9.2	10.2	12.0	20	(3)
Recurring	45,865	32,227	23,801	14.4	13.6	11.4	42	35
Services	38,760	21,099	16,389	12.2	8.9	7.8	84	29
Total costs of revenues	$113,858	$77,655	$65,285				47	19
Product cost as a % of product gross revenues	24.8%	27.5%	27.0%
Recurring cost as a % of recurring gross revenues	31.0%	27.2%	25.5%
Services cost as a % of services gross revenues	73.7%	69.4%	70.1%

Costs of Product Revenues 2013 vs. 2012

Costs of product revenues increased primarily due to the related increase in cost of goods sold recognized in conjunction with $17.7 million in product revenue recognized in 2013 that had previously been deferred.  Overall product margin improved primarily due to a higher mix of software sales, which contribute a higher margin than hardware sales.

Costs of Product Revenues 2012 vs. 2011

Costs of product revenues decreased primarily due to declines in the amount of hardware included in recognized on-premises orders, as we continue the shift to cloud solutions which typically include fewer hardware components, as well as an overall decrease in product revenues.  Product margin remained stable due to a consistent mix of hardware and software revenues in each year.

Costs of Recurring Revenues 2013 vs. 2012 and 2012 vs. 2011

Costs of recurring revenues increased in both comparative periods primarily due to increases in compensation expenses related to staffing increases to support our expanding customer base and the growing number of cloud-based deployments, as well as related increases in data center, telecommunications and other related expenses as we continue to build out data centers around the world.

Costs of Services Revenues 2013 vs. 2012 and 2012 vs. 2011

Costs of services revenues increased in both comparative periods primarily due to an increase in compensation, travel, and other direct expenses resulting from an increase in staff hired to meet the growing demands for our professional services. We also supplemented our services staff during 2013 by using third parties to assist with customer implementations, resulting in increased outsourced services expense in 2013 compared to 2012.

Gross Profit
	Years Ended December 31,
	2013	2012	2011

	($ in thousands)
Gross Profit	$204,180	$159,547	$144,101
Change from prior year	28%	11%	25%
Gross margin	64.2%	67.2%	68.8%

Gross Profit 2013 vs. 2012 and 2012 vs. 2011

Gross margin decreased in both comparative periods primarily due to our investment in technical staff and increased data center costs to support our expanding cloud customer base. We are rapidly adding new cloud-based customers and have built out our data centers for potential customers in advance of revenue generation.

Operating Expenses

Our operating expenses include costs for:  (i) sales and marketing; (ii) research and development; and (iii) general and administrative operations.

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our direct sales, marketing, client success and channel management operations for our on-premises and cloud-based deployments. We expect sales and marketing expenses to increase in future periods as we continue expanding our sales organization and increasing our marketing and other promotional efforts. We believe these investments are critical to our future growth as we continue to increase our market share and expand internationally.  In addition, as our cloud-based orders as a percentage of total orders increase, sales and marketing expenses as a percentage of total revenues may increase because revenues for cloud-based deployments are recognized over time while most related sales and marketing expenses are recognized as incurred.

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

	Operating Expense
	Years Ended December 31,			Percent of Total Revenues			Increase Between Periods
	2013	2012	2011	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	($ in thousands)%				%	%	%	%
Sales and marketing	$102,873	$81,539	$63,039	32.3	34.4	30.1	26	29
Research and development	50,397	45,682	35,626	15.8	19.2	17.0	10	28
General and administrative	34,651	29,722	22,729	10.9	12.5	10.8	17	31
Total operating expenses	$187,921	$156,943	$121,394				20	29

Sales and Marketing 2013 vs. 2012 and 2012 vs. 2011

Sales and marketing expenses increased in both comparative periods primarily due to increases in compensation and travel expenses resulting from staffing increases from the hiring of additional personnel or acquired through staff hired or added through acquisitions. Additionally, we increased spending on marketing programs, including promotional and branding initiatives.

Research and Development 2013 vs. 2012 and 2012 vs. 2011

Research and development expenses increased in both comparative periods primarily due to increased compensation and other related expenses resulting from staffing increases through additional staff hired and acquired. In addition, research and development expenses increased in 2012 compared to 2011 due to increases in outsourced services.

During 2013, we capitalized $3.6 million of development costs for internal use software for our next generation cloud communication platform. We will continue to capitalize development costs related to this project and will begin amortizing such costs once the software is ready for production. Including these capitalized costs, research and development costs increased 18% in 2013 compared to 2012.

General and Administrative 2013 vs. 2012 and 2012 vs. 2011

General and administrative expenses increased in both comparative periods primarily due to an increase in compensation cost, primarily resulting from staffing increases. Additionally, in 2013 allocated depreciation increased as we continued to expand our business infrastructure around the world to support our growth.

Other Income (Expense)

Interest Income, net

Interest income, net, consists of interest earned from investments, receivables and interest-bearing cash accounts. Interest expense and fees, which were not material in any periods reported, are also included. We invest in longer term investments with maturities up to three years to increase our overall yield on investments and monitor the allocation of funds in our investment accounts to maximize our return on investment within our established investment policy. We do not have any investments in subprime assets.

	Years Ended December 31,
	2013	2012	2011

	($ in thousands)
Cash, cash equivalents, and investments (average)	$94,230	$86,550	$89,176
Interest income, net	883	772	469
Return on investments	0.88%	0.89%	0.53%

Interest Income 2013 vs. 2012

Our 2013 return on investments was comparable to 2012 while our average invested balances increased, resulting in higher interest income.

Interest Income 2012 vs. 2011

Interest earned on investments increased primarily as a result of increases in investments with maturities between one and three years.

Other Income (Expense)

Other income (expense) primarily includes foreign currency gains and losses. These foreign currency gains and losses fluctuate based on the amount of receivables we generate in certain international currencies, the exchange gain or loss that results from foreign currency disbursements and receipts, the cash balances and exchange rates at the end of a reporting period and the effectiveness of our hedging activities.

Other income (expense) primarily includes foreign currency gains and losses. These foreign currency gains and losses fluctuate based on the amount of receivables we generate in certain international currencies, the exchange gain or loss that results from foreign currency disbursements and receipts, the cash balances and exchange rates at the end of a reporting period and the effectiveness of our hedging activities.

	Years Ended December 31,
	2013	2012	2011

	($ in thousands)
Other income (expense)	$(2,142)	$(189)	$144

Other Expense 2013 vs. 2012

Other expense increased primarily due to the revaluation of certain intercompany loan receivables denominated in the South African Rand and the euro, which weakened against the U.S. dollar during the first quarter of 2013. We began hedging our exposure related to these amounts as of April 1, 2013.  We also realized losses on certain hedge contracts in 2013 that we adjusted to be in line with our current transfer pricing method.

Other Income (Expense) 2012 vs. 2011

Other expense for the year ended 2012 included $289,000 of foreign currency losses, offset by a $100,000 usage credit provided by our credit card provider. The change in foreign currency in 2012 compared to 2011 was primarily due to the change in value of the euro and Australian dollar.

Income Tax Expense
	Years Ended December 31,
	2013	2012	2011

	($ in thousands)
Income before tax	$13,088	$1,666	$22,219
Income tax expense	3,573	760	7,421
Effective tax rate	27%	46%	33%

Valuation allowance	135	-	-
Tax payments	882	3,213	2,835

Our effective tax rate was 27% for the year ended December 31, 2013 compared to 46% for the year ended December 31, 2012. The tax rate is determined by considering the federal tax rate, rates in various states and international jurisdictions in which we have operations, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes. The decrease in the effective tax rate was primarily due to recognizing research and development tax credits in 2013, of which $1.7 million related to 2013 and $706,000 related to 2012.  The 2012 research and development tax credit was recognized in 2013 because the legislation establishing the credit was signed into law in early 2013.  We also recognized a reduction of U.S. taxable income of $9.9 million resulting from a change in transfer pricing methodology with respect to our foreign subsidiaries in the second quarter of 2013. These decreases were partially offset by IRS audit adjustments for tax years 2010 and 2011, which were recorded in 2013, and a valuation allowance for prior Indiana research and development credits that will likely expire before being used.

As of December 31, 2013, we had $5.3 million of various tax credit carryforwards to offset taxable income and taxes payable as described in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In January 2013, the Research and Development Tax Credit was extended through December 31, 2013. As of December 31, 2013, we generated $2.4 million of federal and state research and development tax credits for 2013 and, in 2013, recognized an additional $706,000 in such credits related to 2012.

We have historically used a cost plus basis for calculating taxes in most foreign tax jurisdictions in which we operate.  A cost plus tax basis limits the taxes paid in these foreign jurisdictions to a markup of the costs that we incur in these jurisdictions and is not tied to the actual revenues generated.

	Years Ended December 31,
	2013	2012	2011

Foreign subsidiaries	($ in thousands)

Income (loss) before taxes	$3,000	$(9,500)	$1,500
Tax expense (benefit)	6,800	(2,900)	18

The increase in the income for our foreign subsidiaries during 2013 was due to the change in our transfer pricing methods with respect to our foreign subsidiaries made during the second quarter of 2013. The impact of the foreign effective income tax rates could increase as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

Liquidity and Capital Resources

We generate cash from the collection of payments related to licensing our solutions as well as from selling hardware, renewals of support agreements, payments for use of our cloud solutions and the delivery of other services. We use cash primarily to pay our employees (including salaries, commissions and benefits), lease office space, pay travel expenses, pay for marketing activities, pay vendors for hardware, other services and supplies, purchase property and equipment and fund acquisitions.   We continue to be debt free.

As our order mix continues to shift to a higher percentage of cloud-based orders as a percentage of total orders, our liquidity may decrease due to cash collection being spread over the term of the contract. Additionally, since we continue to invest in infrastructure for our cloud solution ahead of orders, our margin on cloud-based orders is lower than on-premises orders which may decrease our liquidity.  We expect our cloud-based margin to increase as we continue to build a stream of recurring revenues. The table below shows the gross margins on each line of business:

	Years Ended December 31,
	2013	2012	2011
Product Revenue	75%	73%	73%
Recurring Revenues	69	73	75
Support fees	84	83	84
Cloud-based	20	26	21
Services Revenues	26	31	30
Overall	64	67	69

We determine our liquidity by combining cash and cash equivalents and short-term and long-term investments as shown in the table below. Based on our recent performance and current expectations, we believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our working capital requirements and current or expected obligations associated with our operations over the next 12 months and into the foreseeable future.  Our largest potential capital outlay in the future is expected to be related to acquisitions and purchases of data centers and information technology equipment. If our liquidity is not sufficient to purchase a targeted company with our existing cash, we may need to raise additional capital, either through the capital markets or debt financings.

	December 31, 2013	December 31, 2012
	($ in thousands)
Cash and cash equivalents	$65,881	$45,057
Short-term investments	32,162	23,816
Long-term investments	9,787	11,757
Total liquidity	$107,830	$80,630

We believe that the funds of Interactive Intelligence and its subsidiaries that are held in foreign accounts can be transferred into the U.S. with limited tax consequences. Given our strong liquidity in the U.S., however, we do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. As of December 31, 2013, Interactive Intelligence held a total of $3.6 million in its various foreign bank accounts and our foreign subsidiaries held a total of $22.0 million in their various bank accounts.  The temporary difference related to unremitted earnings of our foreign subsidiaries as of December 31, 2013, that have not been subject to United States income taxation as dividends and are indefinitely invested outside the United States, was $6.3 million. If we were to repatriate all of those earnings to Interactive Intelligence in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $1.0 million.

The following table shows the U.S. dollar equivalent of the Company’s foreign account balances for the stated periods:

	As of December 31,
	2013	2012	2011
	($ in thousands)
Euro	$9,561	$8,807	$7,856
Australian dollar	5,886	6,137	2,346
South African rand	4,108	3,001	7,175
New Zealand dollar	1,699	771	208
Canadian dollar	1,581	3,577	813
British pound	1,401	2,405	1,607
Other foreign currencies	1,391	512	181
Total	$25,628	$25,210	$20,186

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended December 31,			Increase (Decrease) Between Periods
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	($ in thousands) $ $
Beginning cash and cash equivalents	$45,057	$28,465	$48,300	16,592	(19,835)
Cash provided by operating activities	27,375	20,868	21,390	6,507	(522)
Cash used in investing activities	(34,028)	(11,318)	(51,742)	(22,710)	40,424
Cash provided by financing activities	27,477	7,042	10,517	20,435	(3,475)
Ending cash and cash equivalents	$65,881	$45,057	$28,465	20,824	16,592
Days sales outstanding (DSO)	80	87	88

Cash flows from operations consist of our earnings, adjusted for various non-cash expense, such as depreciation and amortization, and balance sheet changes. The four most significant items that impacted our cash flow from operations during each of the comparative periods were our net income and changes in accounts receivables, deferred revenues and taxes.

Accounts receivables increased $12.0 million, or 18%, as of December 31, 2013 compared to December 31, 2012; however, as a result of strong collections during the fourth quarter of 2013 and a year-over-year increase in fourth quarter revenue of $20.2 million, or 29%, our 2013 DSO decreased seven days. Our DSO was relatively flat at December 31, 2012 compared to December 31,

2011 primarily due to substantial business that was recorded during the month of December 2012, which contributed to a year-over-year increase in accounts receivable of $12.1 million in 2012.

Increases in deferred revenues increase our cash flow from operations. These balances have increased each year primarily due to the growth in advance billings of support for our installed base of on-premises customers. Total current and long-term deferred revenues increased by $24.1 million and $16.5 million as of December 31, 2013 and 2012 compared to December 31, 2012 and 2011, respectively, primarily due to corresponding increases in long-term support agreements, which are reflected on the balance sheet as long-term deferred revenues.

Increases in taxes receivables decreased our cash flow from operations. We had a tax receivable balance at December 31, 2013 of $4.1 million related to a tax benefit recognized during 2013 resulting from the changes we adopted in 2013 with respect to our transfer pricing methods.

Cash used in investing activities increased $22.7 million in 2013 compared to 2012 primarily due to a $34.4 million decrease in proceeds resulting from the sale of available-for-sale investments, a $10.5 million increase in the purchase of property, plant and equipment, and a $5.3 million increase in capitalized software, partially offset by a $21.9 million decrease in cash used to fund acquisitions. Cash used in investing activities decreased $41.3 million in 2012 compared to 2011 as a result of a decrease in the purchase of available for sale securities, which was partially offset by $22.7 million of cash used to purchase ATIO, Brightware and Bay Bridge, and increased purchases of property, plant and equipment in 2012.

Cash provided by financing activities increased $20.4 million in 2013 compared to 2012 primarily due to a $11.9 million increase in tax benefits from stock-based payment arrangements and a $9.1 million increase in proceeds from stock options exercised. Cash provided by financing activities decreased $3.5 million in 2012 compared to 2011 primarily due to a $1.8 million decrease in tax benefits from stock-based payment arrangements and a $1.6 million decrease in proceeds from stock options exercised.

Contractual Obligations

The following amounts set forth in the table are as of December 31, 2013 (in thousands).

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations
Operating lease obligations	$47,724	$11,377	$21,178	$12,275	$2,894
Purchase obligations	14,157	7,032	7,125	-	-
Other obligations	1,702	-	-	1,702	-
Total	$63,583	$18,409	$28,303	$13,977	$2,894

As set forth in the Contractual Obligations table, we have operating lease obligations and purchase obligations that are not recorded in our consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to FASB ASC Topic 840, Leases. These obligations include the operating lease of our world headquarters and the leases of several other locations for our offices in the United States and 20 other countries.  See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our lease commitments.

In addition, we have signed obligations for activities after December 31, 2013, such as marketing related initiatives, which are included in our purchase obligations. Finally, other obligations include amounts regarding our tax liabilities and uncertain tax positions related to FASB ASC 740. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our uncertain tax positions.

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

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2013.

    We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our solutions. Our software license agreements, in accordance with FASB ASC Topic 460, Guarantees, include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if our software products infringe upon a third party's intellectual property rights, over the life of the agreement. We are not able to estimate the potential exposure related to the indemnification provisions of our license agreements but have not incurred expenses under these indemnification provisions. We may at any time and at our option and expense:  (i) procure the right of the customer to continue to use our software that may infringe a third party’s rights; (ii) modify our software so as to avoid infringement; or (iii) require the customer to return our software and refund the customer the fee actually paid by the customer for our software less depreciation which is generally based on a five-year straight-line depreciation schedule. The customer’s failure to provide timely notice or reasonable assistance will relieve us of our obligations under this indemnification to the extent that we have been actually and materially prejudiced by such failure. To date, we have not incurred, nor do we expect to incur, any material related costs and, therefore, have not reserved for such liabilities.

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

We develop software solution products in the United States and license our solutions worldwide. As a result, our financial results could be affected by market risks, including changes in foreign currency exchange rates, interest rates or weak economic conditions in certain markets. Market risk is the potential of loss arising from unfavorable changes in market rates and prices.

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Canadian dollar, South African rand, Australian dollar, New Zealand dollar and the euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our solutions more expensive and less competitive in foreign markets. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may price our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. As of December 31, 2013, we had outstanding hedging arrangements for the euro, South African rand, Australian dollar, Canadian dollar, British Pound and New Zealand dollar.  For the years ended December 31, 2013 and 2012, we recorded foreign currency losses of $2.1 million and $189,000, respectively.

For the year ended December 31, 2013, approximately 23% of our revenues and 19% of our expenses were denominated in a foreign currency. As of December 31, 2013, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or (losses), consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $28.4 million. A 10% change in foreign currency exchange rates would have changed the carrying value of these net assets by approximately $2.8 million as of December 31, 2013, with a corresponding foreign currency gain (loss) recognized in our consolidated statements of income if not hedged.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at December 31, 2013, the fair value of our portfolio would  decrease by approximately $278,000.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Interactive Intelligence Group, Inc.:

We have audited the accompanying consolidated balance sheets of Interactive Intelligence Group, Inc. (the Company) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement Schedule II – Valuation and Qualifying Accounts. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Intelligence Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement Schedule II – Valuation and Qualifying Accounts, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Interactive Intelligence Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Indianapolis, Indiana

March 12, 2014

Interactive Intelligence Group, Inc.

Consolidated Balance Sheets

As of December 31, 2013 and 2012

(in thousands, except share amounts)

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$65,881	$45,057
Short-term investments	32,162	23,816
Accounts receivable, net of allowance for doubtful accounts of $1,233
at December 31, 2013 and $1,584 at December 31, 2012	80,414	68,409
Deferred tax assets, net	23,684	16,600
Prepaid expenses	21,989	15,565
Other current assets	13,566	5,958
Total current assets	237,696	175,405
Long-term investments	9,787	11,757
Property and equipment, net	36,919	26,816
Goodwill	37,298	38,723
Intangible assets, net	20,613	22,676
Other assets, net	10,909	6,419
Total assets	$353,222	$281,796

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,727	$8,796
Accrued liabilities	15,162	19,608
Accrued compensation and related expenses	17,494	13,640
Deferred product revenues	10,412	5,999
Deferred services revenues	81,630	67,893
Total current liabilities	133,425	115,936
Long-term deferred revenues	23,914	18,000
Deferred tax liabilities, net	2,388	99
Other long-term liabilities	4,140	3,644
Total liabilities	163,867	137,679

Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares
issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 authorized;
20,504,106 issued and outstanding at December 31, 2013,
19,436,918 issued and outstanding at December 31, 2012	205	194
Additional paid-in capital	170,072	133,359
Accumulated other comprehensive loss	(1,676)	(675)
Retained earnings	20,754	11,239
Total shareholders' equity	189,355	144,117
Total liabilities and shareholders' equity	$353,222	$281,796

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Product	$117,708	$88,626	$92,786
Recurring	147,941	118,343	93,363
Services	52,585	30,396	23,377
Total revenues	318,234	237,365	209,526
Costs of revenues:
Costs of product	29,233	24,329	25,095
Costs of recurring	45,865	32,227	23,801
Costs of services	38,760	21,099	16,389
Amortization of intangible assets	196	163	140
Total costs of revenues	114,054	77,818	65,425
Gross profit	204,180	159,547	144,101
Operating expenses:
Sales and marketing	102,873	81,539	63,039
Research and development	50,397	45,682	35,626
General and administrative	34,651	29,722	22,729
Amortization of intangible assets	1,862	1,521	1,066
Total operating expenses	189,783	158,464	122,460
Operating income	14,397	1,083	21,641
Other income (expense):
Interest income, net	833	772	434
Other income (expense)	(2,142)	(189)	144
Total other income (expense)	(1,309)	583	578
Income before income taxes	13,088	1,666	22,219
Income tax expense	3,573	760	7,421
Net income	$9,515	$906	$14,798
Other comprehensive income:
Foreign currency translation adjustment	(907)	(645)	(74)
Net unrealized investment gain (loss) - net of tax	(94)	163	93
Comprehensive income	$8,514	$424	$14,817

Net income per share:
Basic	$0.47	$0.05	$0.79
Diluted	0.45	0.04	0.74

Shares used to compute net income per share:
Basic	20,033	19,241	18,714
Diluted	21,088	20,162	19,885

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)

			Additional	Accumulated Other	Retained Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balances, January 1, 2011	18,158	$182	$103,837	$(290)	$(4,465)	$99,264

Stock-based compensation expense	-	-	5,298	-	-	5,298
Exercise of stock options	786	8	6,663	-	-	6,671
Issuances of common stock	17	-	510	-	-	510
Tax benefits from stock-based payment arrangements	-	-	3,336	-	-	3,336
Net income	-	-	-	-	14,798	14,798
Foreign currency translation adjustment	-	-	-	(74)	-	(74)
Net unrealized investment gain	-	-	-	171	-	171
Balances, December 31, 2011	18,961	$190	$119,644	$(193)	$10,333	$129,974

Stock-based compensation expense	-	-	6,677	-	-	6,677
Exercise of stock options	430	4	5,025	-	-	5,029
Issuances of common stock	26	-	680	-	-	680
Issuance of restricted stock units	20	-	(253)	-	-	(253)
Tax benefits from stock-based payment arrangements	-	-	1,586	-	-	1,586
Net income	-	-	-	-	906	906
Foreign currency translation adjustment	-	-	-	(645)	-	(645)
Net unrealized investment gain	-	-	-	163	-	163
Balances, December 31, 2012	19,437	$194	$133,359	$(675)	$11,239	$144,117

Stock-based compensation expense	-	-	9,247	-	-	9,247
Exercise of stock options	1,007	11	14,111	-	-	14,122
Issuances of common stock	19	-	837	-	-	837
Issuance of restricted stock units	41	-	(961)	-	-	(961)
Tax benefits from stock-based payment arrangements	-	-	13,479	-	-	13,479
Net income	-	-	-	-	9,515	9,515
Foreign currency translation adjustment	-	-	-	(907)	-	(907)
Net unrealized investment loss	-	-	-	(94)	-	(94)
Balances, December 31, 2013	20,504	$205	$170,072	$(1,676)	$20,754	$189,355

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	December 31,
	2013	2012	2011
Operating activities:
Net income	$9,515	$906	$14,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,664	8,547	6,248
Amortization	2,058	1,776	1,209
Other non-cash items	1,439	(906)	37
Stock-based compensation expense	9,247	6,677	5,298
Tax benefits from stock-based payment arrangements	(13,479)	(1,586)	(3,336)
Deferred income tax	(4,795)	(12,311)	(524)
Amortization (accretion) of investment premium (discount)	(37)	846	(1,165)
Loss on disposal of fixed assets	-	74	4
Changes in operating assets and liabilities:
Accounts receivable	(12,005)	(10,166)	(13,313)
Prepaid expenses	(6,178)	(4,490)	(2,640)
Other current assets	737	(975)	(85)
Accounts payable	(69)	5,071	(7,700)
Accrued liabilities	1,233	11,941	6,918
Accrued compensation and related expenses	3,854	4,400	(918)
Deferred product revenues	4,284	1,190	489
Deferred services revenues	19,645	12,850	18,675
Other assets and liabilities	262	(2,976)	(1,778)
Net cash provided by operating activities	27,375	20,868	22,217
Investing activities:
Sales of available-for-sale investments	26,803	58,235	73,118
Purchases of available-for-sale investments	(33,270)	(30,348)	(98,205)
Purchases of property and equipment	(20,758)	(15,554)	(13,234)
Capitalized internal use software cost	(6,112)	(862)	(873)
Acquisitions, net of cash	(725)	(22,651)	(13,376)
Unrealized (gain) loss on investment	34	(138)	1
Net cash used in investing activities	(34,028)	(11,318)	(52,569)
Financing activities:
Proceeds from stock options exercised	14,122	5,029	6,671
Proceeds from issuance of common stock	837	680	510
Tax withholding on restricted stock awards	(961)	(253)	-
Tax benefits from stock-based payment arrangements	13,479	1,586	3,336
Net cash provided by financing activities	27,477	7,042	10,517
Net increase (decrease) in cash and cash equivalents	20,824	16,592	(19,835)
Cash and cash equivalents, beginning of period	45,057	28,465	48,300
Cash and cash equivalents, end of period	$65,881	45,057	28,465

Cash paid during the period for:
Interest	$6	$5	$3
Income taxes	882	3,213	2,835

Other non-cash item:
Purchase of property and equipment payable at end of period	413	173	70

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

1.THE COMPANY

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

The Company is a recognized leader in the worldwide contact center market, where its choice of cloud solutions and software applications provide a range of pre-integrated inbound and outbound communications functionality. This platform is also the foundation of the Company's solutions for unified communications and business process automation. The Company’s solutions are utilized across a wide range of industries, including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services.

The Company commenced principal operations in 1994 and revenues were first recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in 14 other countries. The Company’s world headquarters are located in Indianapolis, Indiana with regional offices throughout the United States and 20 other countries. The Company markets its software solutions in the Americas, Europe, the Middle East and Africa, and Asia-Pacific.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, management reevaluates these estimates including those related to revenue recognition, allowance for doubtful accounts, stock-based compensation, research and development, legal, goodwill and intangible assets, other assets and accounting for income taxes. Despite management’s best effort to establish good faith estimates and assumptions, actual results could differ from these estimates.

Reclassification and Adjustments

Effective January 1, 2013, the Company reclassified certain expenses which were included in cost of services in prior periods to sales and marketing expenses. In prior years, these costs were not significant; however, as these costs have continued to increase in line with the Company’s growth strategy, the Company concluded that it is appropriate to report these expenses as sales and marketing. For the year ended December 31, 2012, $1.8 million has been reclassified to sales and marketing expenses based on this new expense presentation. The reclassification did not have any impact on the overall results previously reported.

During the second quarter of 2013, the Company reclassified liabilities related to straight-line rent accruals which were included in accrued liabilities to other long-term liabilities. In the condensed consolidated balance sheet as of December 31, 2012, $3.4 million has been reclassified to other long-term liabilities. This reclassification did not have a material impact on the overall results previously reported.

Revenue Recognition

The Company reports three types of revenues: product revenues, recurring revenues, and services revenues. Product revenues are generated from licensing the right to use its software solutions on-premises, and in certain instances, selling hardware as a component of the solution. Recurring revenues are generated by annual support fees from on-premises license agreements and fees from the Company’s cloud offerings. Services revenues are generated primarily from professional services and educational services. Revenues are generated by direct sales with customers and by indirect sales through a partner channel.

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

The Company sells hardware manufactured by third parties, which does not contain the Company’s software, and certain appliances, including the Interaction Gateway and the Interaction Media Server, which combine third-party hardware and the Company’s Interaction Gateway or Interaction Media Server software. These appliances are not pre-loaded with the Company’s Customer Interaction Center (“CIC”) software and the Company does not require its customers to purchase these items directly from them. The Company’s CIC software will still function properly on hardware, gateways or media servers purchased from other vendors. Although the appliances mentioned above are a combination of hardware and software, the software does not primarily work together with the hardware to provide the hardware’s essential functionality. In addition, the Interaction Media Server software can be purchased separately and loaded onto other media servers the customer already owns or purchased from another vendor. The Company recognizes revenues related to hardware sales when the hardware is delivered and all other revenue recognition criteria are met.

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

Recurring Revenues

The Company generates recurring revenues from its cloud offerings and annual support fees. For cloud contracts, customers pay a minimum monthly fee to use a specified number of software licenses, plus any overages over the minimum. Customers are billed the greater of their minimum monthly fee or actual usage, and revenue is recognized monthly as the service is delivered. The total contract fee also includes an implementation fee, which is recognized ratably over the term of the contract.

The Company recognizes annual support fees as recurring revenues ratably over the post-contract support period, which is typically 12 months, but may extend up to three years if prepaid.

Services Revenues

The Company generates revenues from other services that it provides to its customers and partners including fees for professional services and educational services. Revenues from professional services, which include implementing the Company’s solutions, and educational services, which consist of training courses for customers and partners, are recognized as the related services are performed.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life. The Company leases its office space under operating lease agreements. In accordance with FASB ASC Topic 840, Leases (“FASB ASC 840”), for operating leases with escalating rent payments, the Company records rent expense on a straight-line basis over the life of the lease.

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

Goodwill and Other Intangible Assets

The Company reviews its goodwill and intangible assets with indefinite lives for impairment at least annually in accordance with FASB Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which amends FASB ASC Topic 350, Intangibles – Goodwill and Other (“FASB ASC 350”). This guidance requires us to perform the goodwill impairment analysis annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount.

Prior to its annual 2013 goodwill impairment test, the Company had one reporting unit as defined by FASB ASC 350. Beginning in 2013, the Company’s Senior Vice President of Business Development assumed responsibility for overall operational and financial performance of Global Software Services, Inc., doing business as Latitude Software (“Latitude”) and Bay Bridge Decision Technologies, Inc. (“Bay Bridge”). In addition, these two entities are evaluated separately from the remainder of the company. As a result, the Company identified three reporting units for the purpose of our annual 2013 goodwill impairment analysis:  Interactive Intelligence, Latitude, and Bay Bridge. Based on the review of the qualitative events and circumstances outlined in FASB ASU 2011-08, the Company determined that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount, and the two-step process of the goodwill impairment test was not necessary to perform.

Additionally, the Company has identifiable intangible assets such as intellectual property trademarks and patents which are amortized over a 10 to 15 year period using the straight-line method. Other intangible assets, such as customer relationships, core technology and non-compete agreements are amortized over a 5 to 18 year period using the straight-line method. The Company determined no indication of impairment existed as of December 31, 2013 when the annual impairment tests  were performed for goodwill and intangible assets.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for 2013, 2012 and 2011 was $2.3 million, $1.9 million and $1.8 million, respectively.

Research and Development

Research and development expenditures are expensed as incurred. FASB ASC Topic 985, Software, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release has been insignificant.

During 2013, the Company continued to invest in its next generation cloud communication platform.  This platform will be the first solution offered solely as a cloud service, with no on-premises option. The expenses incurred for this new platform result from internal activity with no intent for external sale. As a result, the Company capitalized approximately $3.6 million of internal use software expenses relating to its next generation cloud communication platform during 2013.  Research and development expense for 2013 (after capitalization), 2012 and 2011 was $50.4 million, $45.7 million and $35.6 million, respectively.

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

The Company records compensation expense for share-based awards using the straight-line method, which is recorded into earnings over the vesting period of the award. Stock-based compensation expense for employee and director stock options and restricted stock units recognized under FASB ASC 718 for the years ended December 31, 2013, 2012 and 2011 was $9.2 million, $6.7 million and $5.3 million, respectively. See Note 6 for further information on the Company’s stock-based compensation.

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

As of December 31, 2013, the Company had $5.3 million in tax credit carryforwards recorded as deferred tax assets as well as a valuation allowance of $135,000. The Company will continue to evaluate the valuation of deferred tax assets in accordance with the requirements of FASB ASC 740. See Note 9 for further information on the Company’s income taxes.

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

	Years Ended December 31,
	2013	2012	2011
Net income, as reported (A)	$9,515	$906	$14,798

Weighted average shares of common stock outstanding (B)	20,033	19,241	18,714
Dilutive effect of employee stock options	1,055	921	1,171
Common stock and common stock equivalents (C)	21,088	20,162	19,885

Net income per share:
Basic (A/B)	$0.47	$0.05	$0.79
Diluted (A/C)	0.45	0.04	0.74

Anti-dilutive shares not included in the diluted per share calculation for 2013, 2012 and 2011 were 197,000, 726,000 and 305,000, respectively.

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

Internal Use Software

The Company capitalizes costs related to its next generation cloud communication platform and certain projects for internal use in accordance with FASB ASC 350-40, Internal Use Software.  Once a solution has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use.  The capitalization of costs ceases upon completion of all substantial testing.  Costs incurred in the preliminary stages of development, maintenance and training costs are expensed as incurred.  During the year-ended December 31, 2013, the Company capitalized $3.6 million of year-to-date costs related to the development of its next generation cloud communication platform.  The Company will continue to capitalize development costs related to this project and will begin amortizing such costs once the software is ready for production.

Additionally, in 2013, the Company purchased several new business systems to meet its internal business needs and the Company has no substantive plans to market such software externally. During the year ended December 31, 2013, the Company capitalized $2.5 million of costs associated with development and implementation of these systems.

3.INVESTMENTS

The Company’s short-term investments all mature in less than one year and the Company’s long-term investments mature between one and three years. Both short-term and long-term investments are considered available for sale. In 2013 and 2012, the Company purchased short-term investments for $26.4 million and $21.7 million, respectively. As of December 31, 2013 and 2012,  the Company held $32.2 million and $23.8 million, respectively, in short-term investments and $9.8 million and $11.8 million, respectively, in long-term investments that were recorded at their fair values. The Company does not invest in subprime assets.

Gross realized gains and losses included in interest income, net totaled less than $10,000 in each of 2013, 2012 and 2011.

Interest income, net was $833,000, $772,000, and  $434,000 in 2013, 2012 and 2011, respectively.

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheet, measured at fair value as of December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$57,715	$57,715	$-	$-
Money market funds	8,166	8,166	-	-
Total	$65,881	$65,881	$-	$-

Short-term investments:
Agency bonds	$1,008	$-	$1,008	$-
Corporate notes	28,307	-	28,307	-
Commercial paper	2,297	-	2,297	-
Certificates of deposit	550	-	550	-
Total	$32,162	$-	$32,162	$-

Long-term investments:
Corporate notes	$9,787	$-	$9,787	$-
Total	$9,787	$-	$9,787	$-

	Fair Value Measurements at December 31, 2012 Using

		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$42,964	$42,964	$-	$-
Money market funds	2,093	2,093	-	-
Total	$45,057	$45,057	$-	$-

Short-term investments:
Corporate notes	$21,568	$-	$21,568	$-
Commercial paper	1,298	-	1,298	-
Certificates of deposit	950	-	950	-
Total	$23,816	$-	$23,816	$-

Long-term investments:
Corporate notes	$10,738	$-	$10,738	$-
Agency bonds	1,019	-	1,019	-
Total	$11,757	$-	$11,757	$-

4.ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company evaluates the creditworthiness of its customers and partners on a periodic basis and generally does not require collateral. The Company records unbilled accounts receivable, which represents amounts recognized as revenues for invoices that have not yet been sent to customers. This balance fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the work performed is ahead of the billing milestones related to a services engagement, unbilled accounts receivable will be recorded.  The balance of unbilled accounts receivable recorded as of December 31, 2013 and 2012 was $6.5 million and $2.5 million, respectively.

No customer or partner accounted for 10% or more of the Company’s revenues in 2013, 2012 or 2011 or for 10% or more of the Company’s accounts receivable as of December 31, 2013 and 2012. The Company’s top five partners collectively represented 27% and 21% of the Company’s accounts receivable balance at December 31, 2013 and 2012, respectively.

5.PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Computer equipment	$22,617	$19,378
Leasehold improvements	18,338	13,626
Furniture and fixtures	11,366	8,374
Data Center	18,948	11,509
Software	2,769	2,723
Office equipment	1,679	1,344
Trade show equipment and other	566	566
Construction in process	3	692
Total property and equipment	76,286	58,212
Less accumulated depreciation	(39,367)	(31,396)
Net property and equipment	$36,919	$26,816

Property and equipment is depreciated over useful lives of 3 to 7 years, except for leasehold improvements, which are depreciated over the lesser of the term of the related lease or the estimated useful life, and vary from 3 to 15 years. During the year ended December 31, 2013, the Company reduced assets and accumulated depreciation by $2.6 million for fully depreciated computer and software equipment that was more than six years old and was no longer in use.

6.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s stock option plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation and Stock Option Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended and as assumed by Interactive Intelligence (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. At the Company’s 2013 Annual Meeting of Shareholders on May 22, 2013, the Company’s shareholders approved an amendment to the 2006 plan which increased the number of shares available for issuance under the 2006 Plan by 2,000,000 shares. A maximum of 9,050,933 shares are available for delivery under the 2006 Plan, which consists of (i) 5,350,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant. As of December 31, 2013, 2012 and 2011 there were 2,338,146, 753,883 and 1,292,851 shares of stock, respectively, available for issuance for equity compensation awards under the 2006 Plan.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC 718, Compensation- Stock Compensation, for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,

	2013	2012	2011
Stock-based compensation expense by category:
Costs of recurring revenues	$806	$523	$429
Costs of services revenues	245	147	94
Sales and marketing	3,109	2,250	1,677
Research and development	2,733	1,886	1,570
General and administrative	2,354	1,871	1,528
Total stock-based compensation expense	$9,247	$6,677	$5,298

Effect of stock-based compensation expense on net income per share:
Basic	$(0.46)	$(0.35)	$(0.28)
Diluted	(0.44)	(0.33)	(0.27)

At each quarter end, the Company evaluates the probability that the performance awards granted during the year will be forfeited at year-end for non-performance and reverses the associated expense recorded in previous periods. During the fourth quarter of 2013, 2012 and 2011, the Company reversed stock option expense recorded in previous periods associated with these options totaling $128,000 in 2013, $ 54,000 in 2012 and $69,000 in 2011. After taking into account the options that were cancelled during 2013, 2012 and 2011, the estimated total grant date fair value, not accounting for estimated forfeitures, is as follows (in thousands):

	Number of Options Granted	Number of Options Cancelled	Grant Date Fair Value
Year:
2013	275	46	$4,521
2012	416	21	4,896
2011	370	46	5,655

As required by FASB ASC 718, management has made an estimate of expected forfeitures and is recognizing compensation expense only for those stock awards expected to vest. For the year ended December 31, 2013, the Company estimated that the total stock-based compensation expense for the awards not expected to vest was $214,000, with such amounts deducted to arrive at the fair value of $4.3 million.

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. During the fourth quarter of 2013, the Company re-evaluated the expected life of its stock options by reviewing the exercise, expiration and termination patterns of three classes of option holders. Based on the results of this analysis, the expected life for stock options issued in 2013 did not change from prior years; however, the expected life of certain types of stock options issued in the future may change.

Non-performance-based options are typically granted throughout the year to newly-elected non-employee directors and newly-hired employees of the Company, and are granted annually to management. Performance-based options are only granted to sales and marketing employees during the first quarter of each year and annual option grants to non-employee directors only occur during the second quarter of each year. The weighted-average estimated per option value of non-performance-based, performance-based and director options granted under the 2006 Plan during the years ended December 31, 2013, 2012 and 2011 was $17.99, $12.21 and $16.18, respectively, using the following assumptions:

	Years Ended December 31,
Valuation assumptions for non-performance-based options :	2013	2012	2011
Dividend yield	-%	-%	-%
Expected volatility	54.36 - 54.44%	59.04 - 64.70%	62.42 - 64.68%
Risk-free interest rate	1.04 – 1.12%	0.53 - 0.71%	0.69 - 1.74%
Expected life of option (in years)	4.25	4.25	4.25

	Years Ended December 31,
Valuation assumptions for performance-based options:	2013	2012	2011
Dividend yield	-%	-%	-%
Expected volatility	57.56%	63.23%	65.55%
Risk-free interest rate	0.73%	0.79%	1.97%
Expected life of option (in years)	4.75	4.75	4.75

	Years Ended December 31,
Valuation assumptions for annual director options:	2013	2012	2011
Dividend yield	-%	-%	-%
Expected volatility	49.33%	57.10%	64.38%
Risk-free interest rate	0.54%	0.49%	0.93%
Expected life of option (in years)	3.50	3.50	3.50

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

Expected Term: The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined using the simplified method as described in FASB ASC 718 for the Company's plain-vanilla options. The Company chose to use the simplified method given the lack of historical data for the current expiration term of six years and the non-employee director options that fully vest in one year. FASB ASC 718 permits the continued use of this method after December 31, 2007 if the Company does not believe it has sufficient historical data to support another method.  The Company does not have sufficient historical data to estimate an expected term for its performance-based options and therefore uses 4.75 years, the same life as the plain-vanilla options but adjusted for the performance-based options having an additional year life.  The earned performance-based options accounted for 7%, 8%, and 5% of total options granted in 2013, 2012 and 2011, respectively.

Estimated Pre-vesting Forfeitures: The Company includes an estimate for forfeitures in calculating stock option expense. When estimating forfeitures, the Company considers historical termination behavior as well as any future trends it expects.

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

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Balances, beginning of year	2,631,198	$17.21	2,665,654	$15.16	3,129,373	$11.58
Options granted	251,250	41.91	401,000	24.87	369,500	32.39
Options exercised	(1,007,578)	14.00	(429,956)	11.69	(786,832)	8.47
Options cancelled, forfeited or expired	(22,250)	20.98	(5,500)	14.05	(46,387)	18.05
Options outstanding at end of year	1,852,620	22.25	2,631,198	17.21	2,665,654	15.16
Option price range at end of year	$3.53 - 66.21		$2.89 -37.76		$2.59 - 37.76
Weighted-average fair value of options granted during the year	$17.99		$12.21		$16.18
Options exercisable at end of year	1,010,495	15.53	1,579,982	13.33	1,528,020	11.23

The following table sets forth information regarding the Company’s stock options outstanding and exercisable at December 31, 2013:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of Exercise				Contractual	Exercise		Exercise
Prices			Number	Life	Price	Number	Price
$3.53	-	$5.84	231,959	0.53	$5.29	231,959	$5.29
6.00	-	6.66	195,361	1.17	6.66	188,611	6.66
11.14	-	19.34	172,700	1.41	15.19	161,450	15.04
19.66	-	19.66	318,350	2.17	19.66	189,100	19.66
19.77	-	22.92	11,250	3.58	22.43	2,500	22.42
24.50	-	24.50	287,500	4.18	24.50	43,750	24.50
25.00	-	30.92	89,500	4.27	26.84	51,250	25.83
32.33	-	32.33	237,750	3.20	32.33	95,375	32.33
32.53	-	66.21	308,250	4.98	40.33	46,500	32.91
Total shares/average price			1,852,620	2.81	22.25	1,010,495	15.53

The total intrinsic value of options exercised during the year ended December 31, 2013 was $39.3 million. The aggregate intrinsic value of options outstanding as of December 31, 2013 was $83.6 million and the aggregate intrinsic value of options currently exercisable as of December 31, 2013 was $52.4 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $67.36 as of December 31, 2013, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2013 represented 1.0 million shares with a weighted average exercise price of $15.53.

As of December 31, 2013, there was $7.1 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 1.68 years.

The following table sets forth a summary of RSU activity for the year ended December 31, 2013:

		Weighted-
		Average Grant
	Awards	Date Price
Balances, beginning of year	231,022	$29.77
RSUs granted	230,503	41.71
RSUs vested	(63,558)	30.04
RSUs forfeited	(12,266)	34.23
RSUs outstanding	385,701	36.72

As of December 31, 2013, there was $10.8 million of total unrecognized compensation cost related to non-vested RSUs. These costs are expected to be recognized over the weighted average remaining vesting period of 2.55 years.

2000 Employee Stock Purchase Plan

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). A total of 500,000 shares of common stock were reserved for issuance under the 2000 Purchase Plan. In May 2005, the shareholders of the Company approved an amendment to the 2000 Purchase Plan that increased the number of shares of common stock available for purchase and issuance to 750,000. The 2000 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of their total compensation up to a maximum of $1,000 per pay period. The price at which the Company’s common stock may be purchased is 95% of the fair market value of the Company’s closing common stock price, as reported on The NASDAQ Global Select Market, on the last business day of the quarter. The actual purchase date is generally on the first business day of the next calendar quarter. An employee may set aside up to $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000. A total of 19,002 shares, 25,644 shares and 16,912 shares were purchased and issued during 2013, 2012 and 2011, respectively, under the 2000 Purchase Plan at an average price of $44.02, $26.50 and $30.16, respectively. As of December 31, 2013, there were 88,728 shares available for purchase and issuance under the 2000 Purchase Plan.

The 2000 Purchase Plan was modified, as of January 1, 2006, to ensure that it was considered non-compensatory under FASB ASC 718. As a result, the Company has not recognized any stock-based compensation expense related to its 2000 Purchase Plan.

7.LEASE COMMITMENTS

The Company’s world headquarters are located in approximately 315,000 square feet of space in three office buildings in Indianapolis, Indiana. The Company leases the space under an operating lease agreement and amendments which expire on and after March 31, 2018. The Company also occupies a product distribution center in Indianapolis, Indiana and has several other office leases throughout the United States and in 20 other countries with initial lease terms of up to five years. The Company rents office space for sales, services, development and international offices under month-to-month leases. In accordance with FASB ASC 840, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

The Company believes that all of its facilities are adequate and well suited to accommodate its business operations. The Company continuously reviews space requirements to ensure it has adequate room for growth in the future. Since December 31, 2013, the Company has entered into two operating leases for additional office space, both of which expire in July 2015.

Rent expense, net was $9.9 million, $9.1 million and $6.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Minimum future lease payments under the Company’s operating leases as of December 31, 2013 are summarized as follows (in thousands):

2014	$11,377
2015	10,799
2016	10,379
2017	8,789
2018	3,486
Thereafter	2,894
Total minimum lease payments	$47,724

8.RETIREMENT SAVINGS PLAN

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

For the years ended December 31, 2013, 2012 and 2011, subject to meeting specified operating targets, the Company matched up to 33% of the first 9% of a participant’s pre-tax compensation contributed to the Plan. For the year ended December 31, 2013, the Company’s performance resulted in a match for the full amount of $2.0 million, which was contributed to the employees’ accounts in February of 2014. For the year ended December 31, 2012, the Company’s performance resulted in no match; however due to the Company’s high order growth performance, its Board of Directors granted a discretionary match for the maximum contribution of $1.5 million, which was contributed to the employees’ accounts in February of 2013. For the year ended December 31, 2011, the Company’s performance resulted in a match for the full amount of $1.3 million, which was contributed to the employees’ accounts in February of 2012.

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

For the year ended December 31, 2014, if the Company reports non-GAAP net income, the Company anticipates matching up to 33% of the first 9% of a participant’s pre-tax compensation contributed to the Plan.

Although the Company has not expressed any intent to terminate the Plan, it has the option to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974. Upon termination of the Plan, either full or partial, participants become fully vested in their entire account balances.

9. INCOME TAXES

The following table sets forth information regarding the United States and foreign components of income tax expense (benefit) for 2013, 2012 and 2011 (in thousands):

	Current	Deferred	Total
2013
United States Federal	$3,735	$(7,380)	$(3,645)
State and local	587	(580)	7
Foreign jurisdiction	7,433	(222)	7,211
Total	$11,755	$(8,182)	$3,573

2012

United States Federal	$9,670	$(7,844)	$1,826
State and local	1,705	(1,060)	645
Foreign jurisdiction	1,696	(3,407)	(1,711)
Total	$13,071	$(12,311)	$760

2011
United States Federal	$5,176	$712	$5,888
State and local	1,421	(435)	986
Foreign jurisdiction	547	--	547
Total	$7,144	$277	$7,421

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets at December 31, 2013, 2012 and 2011 are presented below (in thousands):

	2013	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$293	$455	$612
Accrued expenses	4,144	3,786	1,503
Deferred revenues	13,442	6,785	2,930
Stock-based compensation expense	6,037	5,575	4,056
Depreciation and amortization expense	423	348	355
Tax net operating loss carryforwards	109	3,962	65
Foreign tax credit carryforwards	1,403	1,031	-
Research tax carryforwards	3,930	2,190	2,091
Valuation allowance	(135)	-	-
Other	37	-	-
Total deferred tax assets	29,683	24,132	11,612
Deferred tax liabilities:
Depreciation and amortization expense	(1,287)	-	-
Intangibles	(6,957)	(7,491)	(4,348)
Investments	(143)	(140)	-
Total deferred tax liabilities	(8,387)	(7,631)	(4,348)
Net deferred tax assets	$21,296	$16,501	$7,264

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the periods in which those temporary differences such as loss carryforwards and tax credits expire. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2013. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The following table sets forth the items accounting for the difference between expected income tax expense compared to actual income tax expense recorded in the Company’s consolidated financial statements (in thousands):

	Years Ended December 31,
	2013	2012	2011
Expected income tax expense at 35% tax rate	$4,580	$583	$7,870
State taxes, net of federal benefit	361	554	710
Stock-based compensation expense related to non-deductible stock option expense	-	(7)	287
Disqualifying dispositions of stock options	(353)	(237)	(402)
Research tax credit	(2,441)	(621)	(519)
Prior year tax credit adjustment	702	97	(214)
Reserves for income tax exposures	(35)	431	-
Valuation allowance	135	-	-
Other	624	(40)	(311)
Income tax expense	$3,573	$760	$7,421

Tax benefits related to the exercise of stock options during 2013, 2012 and 2011 were $13.5 million, $1.2 million and $3.3 million, respectively. The Company did not have a deferred tax asset on its balance sheet for the tax benefits from these deductions. At December 31, 2013, the Company had approximately $5.3 million of foreign tax credits and federal and state research tax credit carryforwards available to offset taxes payable.

The Company and its subsidiaries file federal income tax returns and income tax returns in various states and foreign jurisdictions. During the second quarter of 2012, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s 2010 and 2011 income tax returns. The IRS concluded its audit in the fourth quarter of 2013. Tax years 2012 and forward remain open for examination for federal tax purposes and tax years 2009 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2013 will remain subject to examination until the respective tax year is closed.

Historically, the impact of foreign effective income tax rates on the Company’s overall effective income tax rates had been immaterial due to the fact that the Company used a cost plus basis method for calculating taxes in most foreign tax jurisdictions in which the Company operates. A cost plus basis method limits the taxes paid in these foreign jurisdictions to a markup of the costs that the Company incurs in these jurisdictions and is not tied to the actual revenues generated. A cost plus basis method also guarantees the foreign subsidiaries operating income whereas foreign subsidiary resellers are not guaranteed a profit margin. However, due to the Company switching most of its existing foreign subsidiaries from cost plus to resellers entities, the foreign effective tax rate could become material in future years. As of December 31, 2013, 2012 and 2011, the recorded foreign tax expense (benefit) and the related effect on the income tax rates were $6.8 million, or 190%, ($2.9 million), or (376%), and $18,000, or 0.23%, respectively.

FASB ASC 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified uncertain tax positions related to certain tax credits and certain state income tax apportionment that the Company currently believes meet the “more likely than not” recognition threshold to be sustained upon examination. The balance of the reserve was approximately $2.1 million at December 31, 2013.

The Company accounts for uncertain income taxes under FASB ASC 740. The Company recognizes financial statement benefits for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

	2013	2012
Unrecognized Tax Benefits at Beginning of Year	$2,131	$1,645
Increase in balance due to current year tax position	461	283
(Decrease) increase in balance due to prior year tax position	(505)	147
Increase on balance due to acquisitions	-	56
Unrecognized Tax Benefits at End of Year	$2,087	$2,131

If recognized, the entire remaining balance of unrecognized tax benefits would impact the effective tax rate. We recognize interest income, interest expense, and penalties relating to tax exposures as a component of income tax expense. As of December 31, 2013, the Company recognized $56,000 of interest expense and penalties related to the above unrecognized tax benefits.

10.SEGMENT AND GEOGRAPHIC DISCLOSURES

In accordance with FASB ASC Topic 280, Segment Reporting , the Company views its operations and manages its business as principally one segment which is interaction management software solutions licensing and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Revenues derived from customers and partners located in the United States accounted for approximately 63% of the Company’s total revenues in each of 2013, 2012 and 2011.  The remaining revenues are from customers and partners located in foreign countries and each individual foreign country accounted for less than 10% of total revenues in each of 2013, 2012 and 2011.  The Company attributes revenues to countries based on the country in which the customer or partner is located. Additionally, as of December 31, 2013 and 2012, the percentage of the Company’s net property and equipment, which included computer and office equipment, furniture and fixtures and leasehold improvements, that was located outside of the United States decreased to approximately 11% in 2013 from 16% in 2012. No more than 10% of the Company’s net property and equipment was located in any individual foreign country as of December 31, 2013 and 2012.

11.COMMITMENTS AND CONTINGENCIES

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

Guarantees

The Company provides indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of its solutions.  The Company’s direct software license agreements include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if the Company’s software products infringe upon a third party's intellectual property rights, over the life of the agreement. There is no maximum potential amount of future payments set under the guarantee. However, the typical arrangement states that the Company may at any time and at its option and expense:  (i) procure the right of the customer to continue to use the Company’s software that may infringe a third party’s rights; (ii) modify its software so as to avoid infringement; or (iii) require the customer to return its software and refund the customer the fee actually paid by the customer for its software less depreciation based on a five-year straight-line depreciation schedule. The customer’s failure to provide timely notice or reasonable assistance will relieve the Company of its obligations under this indemnification to the extent that it has been actually and materially prejudiced by such failure. To date, the Company has not incurred, nor does it expect to incur, any material related costs and, therefore, has not reserved for such liabilities in accordance with FASB ASC Topic 460, Guarantees.

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

See Note 7 for further information on the Company’s lease commitments.

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

The purchase price allocations for the Amtel transaction were prepared by the Company’s management utilizing a third-party valuation report, which was prepared in accordance with the provisions of FASB ASC 805, and other tools available to the Company, including conversations with Amtel’s management and historical data from the Company’s other acquisitions. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

April 1,
2013
Intangible assets, net	$564
Goodwill	296
Total assets acquired	860
Deferred services revenues	(135)
Net assets acquired	$725

Professional fees recognized as of December 31, 2013 totaled approximately $21,000 and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the consolidated statements of income and comprehensive income.

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

Intangible assets acquired resulting from this acquisition include customer relationships, which are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of December 31, 2013
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$564	$32	$532	12

Bay Bridge Acquisition

The Company entered into a stock purchase agreement, effective August 1, 2012, with Bay Bridge, a privately-held Maryland corporation. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Bay Bridge’s outstanding capital stock for an aggregate purchase price of $12.9 million, funded with cash-on-hand. The Company deposited $1.3 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. This escrow amount was released in total in August 2013. The Company acquired Bay Bridge to broaden its workforce optimization portfolio of solutions and to add advanced, long-term contact center capacity planning and strategic analytics capabilities that supplement the Company’s Interaction Optimizer® workforce management functionality. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of Bay Bridge’s operations were included in the Company’s consolidated financial statements commencing on the acquisition date.

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

Professional fees recognized as of December 31, 2013 totaled approximately $72,000,  and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the consolidated statements of income and comprehensive income.

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

Intangible assets acquired resulting from acquisitions include customer relationships, technology and trademarks, which are amortized on a straight-line basis. The following sets forth the intangible assets acquired as part of the Bay Bridge acquisition and their economic useful life at the date of acquisition (dollars in thousands):

	As of December 31, 2013
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$4,630	$469	$4,161	14
Technology	909	80	829	16
Trademark	111	31	80	5
Total	$5,650	$580	$5,070

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

Professional fees recognized as of December 31, 2013 totaled approximately $190,000, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the consolidated statements of income and comprehensive income.

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

The following sets forth the intangible asset acquired as part of the Brightware acquisition and its economic useful life at the date of acquisition (dollars in thousands):

	As of December 31, 2013
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$1,457	$146	$1,311	10

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

Professional fees recognized as of December 31, 2013 totaled approximately $34,000 and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the consolidated statements of income and comprehensive income.

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

The following sets forth the intangible asset acquired as part of the ATIO acquisition and its economic useful life at the date of acquisition (dollars in thousands):

	As of December 31, 2013
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$2,233	$195	$2,038	18

Pro Forma Results

The Company has not furnished pro forma financial information related to its Amtel, Bay Bridge, Brightware, or ATIO acquisitions because such information is not material individually or in the aggregate to the overall financial results of the Company.

Goodwill and Other Intangible Assets

The following table presents a roll forward of goodwill as of December 31, 2013 (in thousands):

Balance as of December 31, 2012	$38,723
Amtel goodwill	296
Foreign currency adjustment	(1,721)
Balance as of December 31, 2013	$37,298

Prior to its annual 2013 goodwill impairment test, the Company had one reporting unit as defined by FASB ASC 350. Beginning in 2013, the Company’s Senior Vice President of Business Development assumed responsibility for overall operational and financial performance of Latitude and Bay Bridge. In addition, these two entities are evaluated separately from the remainder of the company. As a result, the Company identified three reporting units for the purpose of our annual 2013 goodwill impairment analysis:  Interactive Intelligence, Latitude, and Bay Bridge. Based on the review of the qualitative events and circumstances outlined in FASB ASU 2011-08, the Company determined that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount, and the two-step process of the goodwill impairment test was not necessary to perform. The Company determined no indication of impairment existed as of December 31, 2013 when the annual impairment tests  were performed for goodwill and intangible assets.

13.DERIVATIVES

The Company enters into derivative contracts to mitigate its foreign currency risk associated with transacting business internationally.  The Company uses foreign currency forward contracts to hedge the revaluation exposure of its net monetary assets and liabilities including cash, accounts receivable, accounts payable and certain intercompany payables and receivables.  These hedges are undesignated and all realized and unrealized gains and losses are recorded as incurred within other income (expense) on the Company’s consolidated statements of income and comprehensive income.  The objective is to offset the gains and losses on the underlying exposures with the gains and losses from the forward contracts.  The Company’s hedging policy prohibits entering into hedge contracts that are speculative in nature.

The Company records the fair value of its outstanding hedge contracts in other current assets and accrued liabilities depending upon the market value of the forward contracts at each balance sheet date.  The following table summarizes the notional amount and fair value of the Company’s outstanding currency contracts at December 31, 2013 and December 31, 2012, respectively.

	USD Equivalent Notional Amount (000's)
	December 31, 2013	December 31, 2012
Euro	$12,483	$6,753
South African Rand	5,134	-
Australian Dollar	4,974	-
Canadian Dollar	2,017	6,093
US Dollar	880	-
British Pound	414	-
New Zealand Dollar	41	-
Total	$25,943	$12,846

	Fair Value USD (1) (000's)
	December 31, 2013	December 31, 2012
Derivative Asset / (Liability)	$50	$(10)

  ___________

(1)	The fair value measurement of these derivative contracts falls within Level 2 of the fair value hierarchy as defined in FASB ASC 820. See Note 3 - Investments for further information.

During the years ended December 31, 2013 and 2012, the Company recorded hedging gains (losses) of $932,000 and ($459,000), respectively.

14.RELATED PARTY

The Company’s Chairman of the Board, President and Chief Executive Officer, Dr. Donald E. Brown owns a controlling interest in OrgSpan, Inc., a Delaware corporation (“OrgSpan”), which provides cloud-based organizational directory services to its customers. Dr. Brown does not serve on the Board of Directors or as an officer of OrgSpan.  The Company has, and in the future may, enter into transactions with OrgSpan or its stockholders. If so, any such transactions will be reviewed and approved by the Audit Committee based on the standards set forth in the Audit Committee’s charter.

In April 2013, the Company entered into a Sublease Agreement with OrgSpan, pursuant to which OrgSpan subleases approximately 43% of the square footage of the Company’s leased office space in Durham, North Carolina. The term of the sublease commenced on April 15, 2013 and expires in one year, but OrgSpan has the option to extend the term for successive one-year periods during the 89-month term of the Company’s office lease. OrgSpan paid rent of approximately $66,500 to the Company during the first year of the sublease and will pay rent of approximately $205,000 to the Company in year two of the sublease, with the annual rent for any subsequent years increasing by approximately 3% each year. OrgSpan will also pay the Company its proportionate share of the operating expenses and an initial fee of approximately $2,100 per month for the usage of the furniture, fixtures and equipment in the subleased space.

The Company is currently utilizing certain OrgSpan products on a free trial basis for a one year term ending April 10, 2014.  Unless previously terminated, the agreement will thereafter automatically renew on a month to month basis, with fees to be mutually agreed.  In April 2013, the Company entered into a mutual referral fee arrangement with OrgSpan, pursuant to which referral commission fees will be paid between the two companies. In July 2013, the Company entered into a Cooperative Development Agreement with OrgSpan pursuant to which the companies are jointly developing a shared code base that will be used by the Company to better enable integration of the Company’s products with OrgSpan’s Bridge product.  The Bridge product facilitates communications and connections with third party systems.  The shared code base and certain other OrgSpan products will be used in or be components of the next generation cloud communication platform the Company is currently developing.  The shared code base will be owned by OrgSpan and, subject to certain restrictions, OrgSpan may distribute the shared code base.  The Company will have a perpetual, royalty-free, non-exclusive license to use, modify and distribute the shared code base, subject to certain restrictions.  The Cooperative Development Agreement has a two year term, but may be terminated by either party at any time on 30 days’ notice or by OrgSpan for cause.  If terminated for cause or insolvency, the right of the breaching or insolvent party to distribute or license the shared code base terminates immediately.  A related Reseller Agreement provides the Company with a non-exclusive right to market and grant sublicenses to certain OrgSpan products, including the shared code base, in connection with our current products.  The Company will pay product-specific fees to OrgSpan in connection with resales. The Company is negotiating a separate distribution agreement with OrgSpan in connection with the next generation cloud communication platform the Company is currently developing.

These agreements and arrangements with OrgSpan have been approved by the Company’s Audit Committee based on the standards set forth in the Audit Committee’s charter. The Sublease Agreement, mutual referral fee arrangement, Cooperative Development Agreement and Reseller Agreement were negotiated by the Company on an arms-length basis and were made on terms that the Audit Committee believes were no less favorable to the Company than could be obtained from an unaffiliated third party.  In view of the unanticipated increased importance that the shared code base and certain other OrgSpan products are now playing in the development of the Company’s next generation cloud communication platform, the Audit Committee is reassessing the existing arrangements between the Company and OrgSpan.  As part of that reassessment, the Audit Committee is considering options, including purchasing OrgSpan or OrgSpan assets or amending the existing arrangements with OrgSpan, and has retained independent counsel to advise it.  Any such transaction or changes will be negotiated by the Audit Committee on an arms-length basis.

15.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued FASB ASU 2012-02, Intangibles –   Testing Indefinite-Lived Intangible Assets for Impairment, which amends FASB ASC Topic 350, Intangibles – Goodwill and Other.   This updated guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under the amended guidance, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance applies to both public and non-public entities and is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted this guidance in the first quarter of 2013 and noted no material impact on its consolidated financial statements upon adoption.

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

In July 2013, the FASB issued FASB ASU 2013-11, Income Taxes.   This updated guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This guidance does not require new recurring disclosures. The Company will adopt this guidance during the first quarter of 2014 and does not expect that there will be a material impact on its consolidated financial statements upon adoption.

16.    UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

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

	2013
	Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
Total revenues	$73,238	$76,242	$77,969	$90,785
Gross profit	47,308	48,900	50,003	57,969
Operating income	3,415	849	3,675	6,458
Net income	1,457	2,901	1,627	3,530

Net income per share:
Basic	$0.07	$0.15	$0.08	$0.17
Diluted	0.07	0.14	0.08	0.17

Shares used to compute net income per share:
Basic	19,704	19,946	20,112	20,360
Diluted	20,738	20,935	21,180	21,377

	2012
	Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
Total revenues	$52,768	$54,781	$59,274	$70,542
Gross profit	35,608	36,083	39,418	48,438
Operating income (loss)	276	(1,807)	(915)	3,529
Net income (loss)	189	(1,108)	(445)	2,270

Net income (loss) per share:
Basic	$0.01	$(0.06)	$(0.02)	$0.12
Diluted	0.01	(0.06)	(0.02)	0.11

Shares used to compute net income (loss) per share:
Basic	19,099	19,213	19,283	19,367
Diluted	20,020	19,213	19,283	20,308

Interactive Intelligence Group, Inc.

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2013, 2012 and 2011

Description	Balance at Beginning of Period	Charged to Revenue and Expenses, net	Reduction of Allowance (1)	Balance at End of Period
Allowance for Doubtful Accounts Receivable:
2013	$1,584,000	$132,000	$483,000	$1,233,000
2012	1,718,000	397,000	531,000	1,584,000
2011	1,148,000	1,590,000	1,020,000	1,718,000

(1)	Uncollectible accounts written off, net of recoveries.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.Controls and Procedures.

(a)	Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

The Company’s  management (with the participation and under the supervision of the Company’s principal executive and principal financial officers) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation and the criteria in Internal Control—Integrated Framework issued by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report dated March 12, 2014, which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Attestation Report of Independent Registered Public Accounting Firm

See Independent Registered Public Accounting Firm report in Item 8 of this Annual Report on Form 10-K.

Item 9B.Other Information.

None.

Part III.

Item 10.Directors, Executive Officers and corporate governance.

The information required by this Item concerning our directors and executive officers, audit committee members and financial expert, code of ethics, disclosure of delinquent Section 16 filers and shareholder director nomination procedures is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2013.

The following is the current biographical information with respect to our directors and our executive officers:

Board of Directors	Executive Officers

Donald E. Brown, M.D.	Donald E. Brown, M.D.
Chairman of the Board, President and Chief	Chairman of the Board, President and Chief
Executive Officer	Executive Officer

Richard G. Halperin +	Gary R. Blough
Former Chief Executive Officer of Coherent Networks	Chief International Officer, Senior Vice President,
International Inc. (GIS software company)	International Sales

Edward L. Hamburg, Ph.D * ^	Stephen R. Head
Advisory Partner, Morgan Stanley Expansion Capital;	Chief Financial Officer, Senior Vice President, Finance
Former Executive Vice President of Corporate	and Administration, Secretary and Treasurer
Operations, Chief Financial Officer and Corporate
Secretary of SPSS Inc. (provider of predictive analytics	Thomas J. Fisher
software technology and services)	Chief Services Officer, Senior Vice President, Services

Michael C. Heim * ^	Paul F. Weber
Corporate Vice President and Global Chief Information	Chief Business Officer, Senior Vice President, North
Officer, Whirlpool Corporation	American Sales
(manufacturing company)
Joseph A. Staples
Mark E. Hill +^	Chief Marketing Officer, Senior Vice President,
Managing Partner, Collina Ventures, LLC	Marketing
(private investment company); Founder and Former President
of Baker Hill Corporation (software company)

Richard A. Reck *+
President, Business Strategy Advisors LLC
(business strategy consultancy); Former Audit Partner
with KPMG, LLP (public accounting firm)

* Member of Audit Committee

+ Member of Compensation and Stock Option Committee

^  Member of Nominating and Corporate Governance Committee

Item 11.Executive Compensation.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report and the Compensation Discussion and Analysis, are incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2013.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2013.

Item 13.Certain Relationships and Related Transactions, and director independence.

Dr. Donald E. Brown, our Chairman of the Board, President and Chief Executive Officer, owns a controlling interest in OrgSpan, Inc., a Delaware corporation (“OrgSpan”), which provides cloud-based organizational directory services to its customers. Dr. Brown does not serve on the Board of Directors or as an officer of OrgSpan.  We have, and in the future may, enter into transactions with OrgSpan or its stockholders. If we do, any such transactions will be reviewed and approved by the Audit Committee based on the standards set forth in the Audit Committee’s charter.

In April 2013, we entered into a Sublease Agreement with OrgSpan, pursuant to which OrgSpan subleases approximately 43% of the square footage of our leased office space in Durham, North Carolina. The term of the sublease commenced on April 15, 2013 and expires in one year, but OrgSpan has the option to extend the term for successive one-year periods during the 89-month term of our office lease. OrgSpan paid us rent of approximately $66,500 during the first year of the sublease and will pay us rent of approximately $205,000 in year two of the sublease, with the annual rent for any subsequent years increasing by approximately 3% each year. OrgSpan will also pay us its proportionate share of the operating expenses and an initial fee of approximately $2,100 per month for the usage of the furniture, fixtures and equipment in the subleased space.

We are currently utilizing certain OrgSpan products on a free trial basis for a one year term ending April 10, 2014.  Unless previously terminated, the agreement will thereafter automatically renew on a month to month basis, with fees to be mutually agreed.  In April 2013, we entered into a mutual referral fee arrangement with OrgSpan, pursuant to which referral commission fees will be paid between the two companies. In July 2013, we entered into a Cooperative Development Agreement with OrgSpan pursuant to which the companies are jointly developing a shared code base that will be used by us to better enable integration of our products with OrgSpan’s Bridge product.  The Bridge product facilitates communications and connections with third party systems.  The shared code base and certain other OrgSpan products will be used in or be components of the next generation cloud communication platform we are currently developing.  The shared code base will be owned by OrgSpan and, subject to certain restrictions, OrgSpan may distribute the shared code base.  We will have a perpetual, royalty-free, non-exclusive license to use, modify and distribute the shared code base, subject to certain restrictions.  The Cooperative Development Agreement has a two year term, but may be terminated by either party at any time on 30 days’ notice or by OrgSpan for cause.  If terminated for cause or insolvency, the right of the breaching or insolvent party to distribute or license the shared code base terminates immediately.  A related Reseller Agreement provides us with a non-exclusive right to market and grant sublicenses to certain OrgSpan products, including the shared code base, in connection with our current products.  We will pay product-specific fees to OrgSpan in connection with resales.  We are negotiating a separate distribution agreement with OrgSpan in connection with the next generation cloud communication platform we are currently developing.

These agreements and arrangements with OrgSpan have been approved by our Audit Committee based on the standards set forth in the Audit Committee’s charter. The Sublease Agreement, mutual referral fee arrangement, Cooperative Development Agreement and Reseller Agreement were negotiated by us on an arms-length basis and were made on terms that the Audit Committee believes were no less favorable to us than could be obtained from an unaffiliated third party.  In view of the unanticipated increased importance that the shared code base and certain other OrgSpan products are now playing in the development of our next generation cloud communication platform, the Audit Committee is reassessing the existing arrangements between OrgSpan and us.  As part of that reassessment, the Audit Committee is considering options, including purchasing OrgSpan or OrgSpan assets or amending the existing arrangements with OrgSpan, and has retained independent counsel to advise it.  Any such transaction or changes will be negotiated by the Audit Committee on an arms-length basis.

The information required by this Item concerning our policies and procedures for the review and approval of related person transactions, other transactions with related persons that are required to be disclosed under Item 404(a) of Regulation S-K and director independence is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2013.

Item 14.Principal Accountant Fees and Services.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2013.

PART IV.

Item 15.Exhibits AND Financial Statement Schedules.

1.Financial Statements

The Consolidated Financial Statements are set forth under Item 8 of this Annual Report on Form 10-K.

2.Financial Statement Schedule

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

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Reorganization, dated April 11, 2011, by and among Interactive Intelligence, Inc., Interactive Intelligence Group, Inc., and ININ Corp.	S-4/A (Registration No. 333-173435)	Annex I to the Proxy Statement / Prospectus	4/27/2011

3.1	Articles of Incorporation of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex II to the Proxy Statement / Prospectus	4/27/2011

3.2	By-Laws of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex III to the Proxy Statement / Prospectus	4/27/2011

10.1	* Assumption and General Amendment of Company Plans, dated as of July 1, 2011, between Interactive Intelligence, Inc. and Interactive Intelligence Group, Inc.	8-K	10.1	7/6/2011

10.2	* Assumption of Non-Employee Director Change of Control Agreements, dated as of July 1, 2011, between Interactive Intelligence, Inc. and Interactive Intelligence Group, Inc.	8-K	10.2	7/6/2011

10.3	*Form of Assignment, Assumption, Consent and Amendment to Change of Control and Retention Agreement, dated as of July 1, 2011, by and among Interactive Intelligence, Inc., Interactive Intelligence Group, Inc. and each of Gary R. Blough, Thomas J. Fisher, William J. Gildea III, Stephen R. Head, Hans W. Heltzel, Joseph A. Staples and Paul F. Weber	8-K	10.3	7/6/2011

10.4	Asset Purchase Agreement dated as of April 17, 2007 between the Company and Alliance Systems, Ltd.	8-K+	10.6	4/23/2007

10.5	Patent License Agreement, dated December 31, 2004, between the Company and AudioFAX IP LLC (confidential treatment has been granted for certain portions of this exhibit, and accordingly, those portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission)	10-K+	10.8	3/28/2005

10.6	*Employment, Non-Disclosure and Non-Competition Agreement between the Company and Gary R. Blough, dated May 26, 2006	8-K+	10.6	5/31/2006

10.7	*Employment Agreement between the Company and Stephen R. Head, dated November 3, 2003	10-K+	10.11	3/25/2004

10.8	*Employment Agreement between the Company and Paul F. Weber dated November 26, 2003				X

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.9	*Employment Agreement between the Company and Hans W. Heltzel, dated January 31, 2001	10-K+	10.10	3/16/2011

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

(v) Fifth Lease Amendment, dated October 22, 2008, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)

					X

(vi) Sixth Lease Amendment, dated August 9, 2011, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)

					X

	(vi) Seventh Lease Amendment, dated December 20, 2012, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership)				X

(vii) Eighth Lease Amendment, dated April 15, 2013, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)

					X

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.11	*Amended 1999 Stock Option and Incentive Plan, as currently in effect	10-K+	10.3	3/17/2008

10.12	*Form of Agreement for Incentive Stock Options under 1999 Stock Option and Incentive Plan	10-K+	10.21	3/17/2008

10.13	*Form of Agreement for Nonqualified Stock Options under 1999 Stock Option and Incentive Plan	10-K+	10.22	3/17/2008

10.14	*Form of Indemnity Agreement between the Company and each of its directors and executive officers	S-1/A+ (Registration No. 333-79509)	10.23	7/14/1999

10.15	*Amended Outside Directors Stock Option Plan, as currently in effect	DEF 14A+	Appendix A	4/8/2004

10.16	*Form of Agreement for Outside Directors Stock Option under Outside Directors Stock Option Plan	10-Q+	10.24	11/15/2004

10.17	*Employment Agreement dated January 3, 2005 between the Company and Joseph A. Staples	8-K+	10.25	1/6/2005

10.18	*Summary of Certain Director and Executive Officer Compensation				X

10.19	*Amended Employee Stock Purchase Plan, as currently in effect	8-K+	10.28	1/5/2006

10.20	*401(k) Savings Plan, as amended	10-Q	10.1	5/9/2012

10.21	*2006 Equity Incentive Plan, As Amended May 22, 2013	8-K	10.1	5/24/2013

10.22	* Restricted Stock Unit Award Agreement Under 2006 Equity Incentive Plan	10-K+	10.18	3/16/2011

10.23	*Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	8-K+	10.35	2/22/2007

10.24	*Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	8-K+	10.36	2/22/2007

10.25	*Form of Non-Employee Director Stock Option Agreement under 2006 Equity Incentive Plan	10-Q+	10.37	8/9/2007

10.26	*Form of Nonqualified Stock Option Agreement (2014) under 2006 Equity Incentive Plan	8-K	10.1	1/6/2014

10.27	*Form of Non-Employee Director Change of Control Agreement	10-Q+	10.38	8/9/2007

INDEX TO EXHIBITS
		Incorporated by Reference

Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.28	*Employment Non-Disclosure and Non-Competition, or Agreement dated March 4, 2008 between the Company and William J. Gildea, III	10-K+	10.40	3/16/2010

10.29	*Form of Change of Control and Retention Agreement by and between the Company and each of Gary R. Blough, Thomas J. Fisher, William J. Gildea III, Stephen R. Head, Hans W. Heltzel, Joseph A. Staples and Paul F. Weber	8-K+	10.5	3/17/2006

10.30	* Employment Agreement between the Company and Thomas J. Fisher dated March 11, 2002				X

21	Subsidiaries of the Company as of December 31, 2013				X

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101

The following materials from Interactive Intelligence Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income and Comprehensive Income, (3) the Consolidated Statements of Cash Flows, (4) the Consolidated Statements of Shareholders’ Equity, (5) Financial Statement Schedule II, and (6) Notes to Consolidated Financial Statements

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

arch
Interactive Intelligence Group, Inc.
(Registrant)

Date: March 12, 2014	By:	/s/ Stephen R. Head
Stephen R. Head
Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ Donald E. Brown, M.D.	Chairman of the Board of Directors,	March 12, 2014
Donald E. Brown, M.D.	President, Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen R. Head	Chief Financial Officer, Senior	March 12, 2014
Stephen R. Head	Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard G. Halperin	Director	March 12, 2014
Richard G. Halperin

/s/ Edward L. Hamburg, Ph. D.	Director	March 12, 2014
Edward L. Hamburg, Ph. D.

/s/ Mark E. Hill	Director	March 12, 2014
Mark E. Hill

/s/ Michael C. Heim	Director	March 12, 2014
Michael C. Heim

/s/ Richard A. Reck	Director	March 12, 2014
Richard A. Reck