Form 10-Q
period 2014-03-31
Interactive Intelligence Group, Inc.
filed 2014-05-08
CIK 1517650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April  30, 2014,  there were 20,818,970 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013

(in thousands, except share amounts)

	March 31,	December 31,
	2014	2013
Assets	unaudited
Current assets:
Cash and cash equivalents	$51,990	$65,881
Short-term investments	37,932	32,162
Accounts receivable, net of allowance for doubtful accounts of $1,326
at March 31, 2014 and $1,233 at December 31, 2013	70,759	80,414
Deferred tax assets, net	24,894	23,684
Prepaid expenses	27,669	21,989
Other current assets	13,826	13,566
Total current assets	227,070	237,696
Long-term investments	15,024	9,787
Property and equipment, net	41,581	36,919
Goodwill	37,625	37,298
Intangible assets, net	20,184	20,613
Other assets, net	13,749	10,909
Total assets	$355,233	$353,222

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$11,171	$8,727
Accrued liabilities	17,184	15,162
Accrued compensation and related expenses	13,309	17,494
Deferred product revenues	10,976	10,412
Deferred services revenues	80,769	81,630
Total current liabilities	133,409	133,425
Long-term deferred revenues	23,773	23,914
Deferred tax liabilities, net	1,404	2,388
Other long-term liabilities	3,904	4,140
Total liabilities	162,490	163,867

Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares
issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 authorized;
20,802,915 issued and outstanding at March 31, 2014,
20,504,106 issued and outstanding at December 31, 2013	208	205
Additional paid-in capital	175,479	170,072
Accumulated other comprehensive loss, net of tax	(1,134)	(1,676)
Retained earnings	18,190	20,754
Total shareholders' equity	192,743	189,355
Total liabilities and shareholders' equity	$355,233	$353,222

See Accompanying Notes to Condensed Consolidated Financial Statements

 Interactive Intelligence Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2014 and 2013

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product	$22,846	$27,991
Recurring	43,409	33,827
Services	13,193	11,420
Total revenues	79,448	73,238
Costs of revenues:
Costs of product	6,784	7,878
Costs of recurring	14,715	9,933
Costs of services	10,517	7,861
Amortization of intangible assets	49	49
Total costs of revenues	32,065	25,721
Gross profit	47,383	47,517
Operating expenses:
Sales and marketing	27,498	23,501
Research and development	13,799	12,524
General and administrative	10,427	7,614
Amortization of intangible assets	472	463
Total operating expenses	52,196	44,102
Operating income (loss)	(4,813)	3,415
Other income (expense):
Interest income, net	282	199
Other expense	(196)	(1,402)
Total other income (expense)	86	(1,203)
Income (loss) before income taxes	(4,727)	2,212
Income tax expense (benefit)	(2,163)	755
Net income (loss)	$(2,564)	$1,457
Other comprehensive income (loss):
Foreign currency translation adjustment	559	105
Unrealized investment loss, net of tax	(17)	(32)
Comprehensive income (loss)	$(2,022)	$1,530

Net income (loss) per share:
Basic	$(0.12)	$0.07
Diluted	(0.12)	0.07

Shares used to compute net income (loss) per share:
Basic	20,689	19,704
Diluted	20,689	20,738

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

For the Three  Months Ended March 31, 2014

(in thousands)

(unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balances, December 31, 2013	20,504	$205	$170,072	$(1,676)	$20,754	$189,355

Stock-based compensation expense	-	-	3,240	-	-	3,240
Exercise of stock options	223	3	3,698	-	-	3,701
Issuances of common stock	4	-	269	-	-	269
Issuance of restricted stock units, net of tax withholdings	72	-	(2,614)	-	-	(2,614)
Tax benefits from stock-based payment arrangements	-	-	814	-	-	814
Net loss	-	-	-	-	(2,564)	(2,564)
Foreign currency translation adjustment	-	-	-	559	-	559
Net unrealized investment loss	-	-	-	(17)	-	(17)
Balances, March 31, 2014	20,803	$208	$175,479	$(1,134)	$18,190	$192,743

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three  Months Ended March 31, 2014 and 2013

(in thousands)

(unaudited)

	March 31,
	2014	2013
Operating activities:
Net income (loss)	$(2,564)	$1,457
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,402	2,832
Amortization	521	482
Other non-cash items	(96)	708
Stock-based compensation expense	3,240	2,170
Tax benefits from stock-based payment arrangements	(814)	(363)
Deferred income tax	(2,194)	(1,553)
Accretion of investment discount	(289)	(270)
Loss on disposal of fixed assets	29	-
Changes in operating assets and liabilities:
Accounts receivable	9,655	(10,802)
Prepaid expenses	(5,680)	(5,754)
Other current assets	554	(726)
Accounts payable	2,444	(768)
Accrued liabilities	2,309	(4,562)
Accrued compensation and related expenses	(4,185)	(3,747)
Deferred product revenues	564	6,839
Deferred services revenues	(1,002)	11,444
Other assets and liabilities	(610)	1,685
Net cash provided by (used in) operating activities	5,284	(928)
Investing activities:
Sales of available-for-sale investments	14,385	8,911
Purchases of available-for-sale investments	(25,135)	(13,200)
Purchases of property and equipment	(8,144)	(3,569)
Capitalized internal use software cost	(2,466)	(63)
Unrealized loss on investment	15	17
Net cash used in investing activities	(21,345)	(7,904)
Financing activities:
Proceeds from stock options exercised	3,701	5,704
Proceeds from issuance of common stock	269	400
Tax withholding on restricted stock awards	(2,614)	(899)
Tax benefits from stock-based payment arrangements	814	363
Net cash provided by financing activities	2,170	5,568
Net decrease in cash and cash equivalents	(13,891)	(3,264)
Cash and cash equivalents, beginning of period	65,881	45,057
Cash and cash equivalents, end of period	$51,990	$41,793

Cash paid during the period for:
Interest	$7	$4
Income taxes	363	6,764

Other non-cash item:
Purchase of property and equipment payable at end of period	640	309

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014 and 2013 (unaudited)

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

The Company’s accompanying condensed consolidated financial statements as of December 31, 2013 have been derived from the Company’s audited consolidated financial statements at that date but do not include all of the information and notes required by GAAP for complete financial statements. These accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013, included in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 12, 2014. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassification and Adjustments

Effective January 1, 2014, the Company reclassified certain personnel related expenses which were included in cost of recurring revenues in prior periods to sales and marketing expenses. In prior years, these costs were not significant; however, as these costs have continued to increase in line with the Company’s growth strategy related to its cloud offerings, the Company concluded that it is appropriate to report these personnel related expenses as sales and marketing. For the three months ended March 31, 2013,  $209,000 has been reclassified to sales and marketing expenses based on this new expense presentation. The reclassification did not have any impact on the overall results previously reported.

2.SUMMARY OF CERTAIN ACCOUNTING POLICIES AND RECENT ACCOUNTING  PRONOUNCEMENTS

For a complete summary of the Company’s significant accounting policies and critical accounting estimates, refer to Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In July 2013, the FASB issued FASB ASU 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This updated guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This ASU does not require new recurring disclosures. The Company adopted this guidance in the first quarter of 2014 and noted no material impact on its consolidated financial statements upon adoption.

The Company capitalizes costs related to its next generation cloud communication platform and certain projects for internal use in accordance with FASB Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Once a solution has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The capitalization of costs ceases upon completion of all substantial testing. Costs incurred in the preliminary stages of development, maintenance and training costs are expensed as incurred. During the three months ended March 31, 2014, the Company capitalized $1.8 million of costs related to the development of its next generation cloud communication platform. The Company will continue to capitalize development costs related to this project and will begin amortizing such costs once the software is ready for production, which is expected to be during 2014.

Additionally, in 2013 the Company purchased new business software to meet its internal administrative needs and it has no plans to market such software externally. During the three months ended March 31, 2014, the Company capitalized $556,000 of costs associated with development and implementation of this software.

During the three months ended March 31, 2014, there were no other material changes to the Company’s significant accounting policies or critical accounting estimates.

3.NET INCOME (LOSS) PER SHARE

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

	Three Months Ended March 31,
	2014	2013
Net income (loss), as reported (A)	$(2,564)	$1,457

Weighted average shares of common stock outstanding (B)	20,689	19,704
Dilutive effect of employee stock options and RSUs	-	1,034
Common stock and common stock equivalents (C)	20,689	20,738

Net income (loss) per share:
Basic (A/B)	$(0.12)	$0.07
Diluted (A/C)	(0.12)	0.07

The Company’s calculation of diluted net income (loss) per share for the three  months ended March 31, 2014 and 2013 excludes RSUs and stock options to purchase approximately 214,000 and 251,000 shares of the Company’s common stock, respectively, as their effect would be anti-dilutive.

4.INVESTMENTS

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

The Company’s short-term investments all mature in less than one year and its long-term investments all mature within three years. Both short-term and long-term investments are considered available for sale. The Company’s assets that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include money market securities. Such instruments are classified within Level 1 of the fair value hierarchy. The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include corporate notes, agency bonds, commercial paper, certificates of deposit,  U.S. government securities and international government bonds. Such instruments are classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheets, measured at fair value as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at March 31, 2014 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$49,506	$49,506	$-	$-
Money market funds	2,484	2,484	-	-
Total	$51,990	$51,990	$-	$-

Short-term investments:
Agency bonds	$1,006	$-	$1,006	$-
Corporate notes	32,931	-	32,931	-
Commercial paper	3,995	-	3,995	-
Certificates of deposit	-	-		-
Total	$37,932	$-	$37,932	$-

Long-term investments:
Corporate notes	$14,025	$-	$14,025	$-
US government securities	999	-	999	-
Total	$15,024	$-	$15,024	$-

	Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$57,715	$57,715	$-	$-
Money market funds	8,166	8,166	-	-
Total	$65,881	$65,881	$-	$-

Short-term investments:
Agency bonds	$1,008	$-	$1,008	$-
Corporate notes	28,307	-	28,307	-
Commercial paper	2,297	-	2,297	-
Certificates of deposit	550	-	550	-
Total	$32,162	$-	$32,162	$-

Long-term investments:
Corporate notes	$9,787	$-	$9,787	$-
Total	$9,787	$-	$9,787	$-

5.ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company records unbilled accounts receivable, which represents amounts recognized as revenues for invoices that have not yet been sent to customers. This balance fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the work performed is ahead of the billing milestones related to a services engagement, unbilled accounts receivable will be recorded. The balance of unbilled accounts receivable recorded as of March 31, 2014 and December 31, 2013 was $8.0 million and $6.5 million, respectively.

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of March 31, 2014 or December 31, 2013 or for more than 10% of the Company’s revenues for the three months ended March 31, 2014 or 2013. The Company’s top five customers or partners collectively represented 24%  and 27% of the Company’s accounts receivables balance at March 31, 2014 and December 31, 2013, respectively.

No individual country accounted for more than 10% of the Company’s revenues except for the United States, which accounted for  64% and 71% of the Company’s revenues in the three months ended March 31, 2014 and 2013, respectively. The Company attributes revenues to countries based on the country in which the customer or partner is located.

6.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s stock option plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended and as assumed by the Company (the “2006 Plan”), stock appreciation rights, restricted stock, RSUs, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. At the Company’s 2013 Annual Meeting of Shareholders held on May 22, 2013, the Company’s shareholders approved an amendment to the 2006 Plan to increase the number of shares available for issuance under the 2006 Plan by 2,000,000 shares. A maximum of 9,050,933 shares are available for delivery under the 2006 Plan, which consists of (i) 5,350,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant. As of March 31, 2014, there were 1,885,551 shares of stock available for issuance for equity compensation awards under the 2006 Plan.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718,  Compensation – Stock Compensation for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,

	2014	2013
Stock-based compensation expense by category:
Costs of recurring revenues	$307	$166
Costs of services revenues	106	48
Sales and marketing	1,096	807
Research and development	954	616
General and administrative	777	533
Total stock-based compensation expense	$3,240	$2,170

Stock Option and RSU Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model. During the fourth quarter of 2013, the Company re-evaluated the expected life of its stock options based on historical exercise data by reviewing the exercise, expiration and termination patterns of the Company’s three types of stock options. Based on the results of this analysis, the expected life of performance-based stock options issued in the first quarter of 2014 changed from an expected life of 4.75 years used in 2013 to an expected life of 4.5 years.

Non-performance-based options are typically granted throughout the year to newly-elected non-employee directors, during the second quarter of each year to non-employee directors, and during the first quarter of each year to senior management. Performance-based options are only granted to sales employees during the first quarter of each year. The weighted-average estimated per option value of non-performance-based and performance-based options granted under the 2006 Plan during the three months ended March 31, 2014 and 2013 used the following assumptions:

	Three Months Ended March 31,
Valuation assumptions for non-performance-based options:	2014	2013
Dividend yield	-%	-%
Expected volatility	60.68%	55.67 - 55.80%
Risk-free interest rate	1.28%	0.61 - 0.63%
Expected life of option (in years)	4.25	4.25

	Three Months Ended March 31,
Valuation assumptions for performance-based options:	2014	2013
Dividend yield	-%	-%
Expected volatility	61.00%	57.56%
Risk-free interest rate	1.39%	0.73%
Expected life of option (in years)	4.50	4.75

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the three  months ended March 31, 2014:

		Weighted-
		Average
		Exercise
	Options	Price
Balances, beginning of year	1,852,620	$22.25
Options granted	231,250	66.39
Options exercised	(223,256)	16.57
Options cancelled, forfeited or expired	(1,250)	17.11
Options outstanding	1,859,364	28.43
Option price range	$3.53 - 66.39
Weighted-average fair value of options granted	$33.48
Options exercisable	1,106,616	18.32

The following table sets forth information regarding the Company’s stock options outstanding and exercisable as of March 31, 2014:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of Exercise				Contractual	Exercise		Exercise
Prices			Number	Life	Price	Number	Price
$3.53	-	$6.66	354,007	0.66	$5.96	354,007	$5.96
11.14	-	19.34	124,270	1.49	15.64	114,270	15.49
19.66	-	19.66	269,525	1.93	19.66	258,900	19.66
19.77	-	22.92	10,000	3.55	22.48	3,750	22.86
24.50	-	24.50	272,500	3.95	24.50	106,250	24.50
25.00	-	30.92	86,500	4.04	26.77	52,000	25.78
32.33	-	32.33	217,750	2.96	32.33	143,750	32.33
32.53	-	39.97	243,562	4.64	37.99	73,689	35.69
49.84	-	66.21	50,000	5.24	52.94	-	-
66.39	-	66.39	231,250	6.46	66.39	-	-
Total shares/average price			1,859,364	3.19	28.43	1,106,616	18.32

The total intrinsic value of options exercised during the three months ended March 31, 2014 was $12.9 million. The aggregate intrinsic value of options outstanding as of March 31, 2014 was $81.9 million and the aggregate intrinsic value of options currently exercisable as of March 31, 2014 was $60.0 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $72.50 as of March 31, 2014, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2014 represented approximately 1.1 million shares with a weighted average exercise price of $18.32.

As of March 31, 2014, there was $24.3 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 2.49 years.

The following table sets forth a summary of RSU activity for the three months ended March 31, 2014:

		Weighted-
		Average Grant
	Awards	Date Price
Balances, beginning of year	385,701	$36.72
RSUs granted	226,719	67.13
RSUs vested	(110,274)	34.72
RSUs forfeited	(2,874)	46.20
RSUs outstanding	499,272	50.91

As of March 31, 2014, there was $13.3 million of total unrecognized compensation cost related to unvested RSUs. These costs are expected to be recognized over the weighted average remaining vesting period of 3.04 years.

7.	INCOME TAXES

The Company’s estimated annual effective tax rate as of March 31, 2014 was 43.4% without the effects of a discrete item, compared to 34.1% for the same period in 2013.  During the quarter ended March 31, 2014, the Company recorded a $150,000 credit related to a discrete item. With the effects of the discrete item, the Company’s effective tax rate was 45.8%. The Company’s effective tax rate for the three months ended March 31, 2014 was higher than the federal statutory tax rate of 35.0% primarily due to the allocation of book operating results between the United States and foreign entities and the impact of permanent tax differences on pre-tax operating results during the three months ended March 31, 2014.

8.COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

The Company leases space for its world headquarters in Indianapolis, Indiana under an operating lease agreement and amendments which expire on March 31, 2018. The Company also occupies a product distribution center in Indianapolis, Indiana and has several other office leases throughout the United States and in 20 other countries with initial lease terms of up to five years. The Company rents office space for sales, services, development and international offices under month-to-month leases.  In accordance with FASB ASC Topic 840, Leases, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.  For additional discussion of the Company’s lease commitments, see Note 11 – SUBSEQUENT EVENTS.

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

Professional fees recognized as of March 31, 2014 totaled approximately $21,000 and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

Intangible assets acquired resulting from this acquisition include customer relationships, which are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of March 31, 2014
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$564	$49	$515	12

 Pro Forma Results

    The Company has not furnished pro forma financial information related to its acquisition of certain contact center assets of Amtel because such information is not material individually or in the aggregate to the overall financial results of the Company.

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

   The Company records the fair value of its outstanding hedge contracts in other current assets and accrued liabilities depending upon the market value of the forward contracts at each balance sheet date.  The following table summarizes the notional amount and fair value of the Company’s outstanding currency contracts at March 31, 2014 and December 31, 2013, respectively.

	USD Equivalent Notional Amount (000's)
	March 31, 2014	December 31, 2013
Euro	$11,255	$12,483
Australian Dollar	5,368	4,974
South African Rand	2,823	5,134
US Dollar	2,050	880
Canadian Dollar	362	2,017
British Pound	-	414
New Zealand Dollar	-	41
Total	$21,858	$25,943

	Fair Value USD (1) (000's)
	March 31, 2014	December 31, 2013
Derivative Asset / (Liability)	$(150)	$50

___________

(1)	The fair value measurement of these derivative contracts falls within Level 2 of the fair value hierarchy as defined in FASB ASC 820. See Note 4 - Investments for further information.

During the three months ended March 31, 2014,  the Company recorded a hedging loss of $179,000 compared to a  hedging gain of $39,000 for the same period last year.

11. SUBSEQUENT EVENTS

OrgSpan Acquisition

On April 17, 2014, the Company entered into a letter of intent to acquire OrgSpan, Inc. (“OrgSpan”), a privately held company that offers cloud-based enterprise social communications solutions.  Subject to the negotiation of definitive documentation, approval by the Company’s board of directors, and the satisfaction of customary conditions, the Company and OrgSpan expect to close the transaction within 30 days after the date the letter of intent was executed.  There can be no assurance that a definitive agreement will be signed by the parties or that the acquisition will be consummated. The results of OrgSpan’s operations were not included in the Company’s condensed consolidated financial statements for the three months ended March 31, 2014.

OrgSpan is majority owned by Dr. Donald E. Brown, the Company’s Chairman of the Board, President and Chief Executive Officer. Dr. Brown does not serve on the Board of Directors of OrgSpan or as an officer of OrgSpan.  The acquisition was approved by the Audit Committee in accordance with the  standards set forth in its charter following its reassessment of the relationship between the Company and OrgSpan and subject to the receipt of a fairness opinion from its independent valuation consultant. The Audit Committee was also advised by independent counsel. For further discussion of the related party relationship, see Note 14 – Related Party in Part II, Item 8, Consolidated Financial Statements and Supplementary Data, and Part III, Item 13,  Certain Relationships and Related Transactions and Director Independence, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

World Headquarters Leases

The Company’s world headquarters are located in three office buildings in Indianapolis, Indiana, which space is leased by the Company pursuant to that certain Office Lease (the “Office Lease”), dated April 1, 2001, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership), as amended.  On or about May  6, 2014, the Company and Duke Realty Limited Partnership entered into a lease termination agreement, whereby the Office Lease (and the eight amendments thereto) were terminated.  In place of such Office Lease and amendments, the Company and Duke Realty Limited Partnership entered into a new separate lease agreement for each of the three office buildings, one of which expires on March 31, 2018 and two of which expire on or after June 30, 2025.

On May 6, 2014, the Company and Duke Realty Limited Partnership entered into an additional lease agreement to expand the Company’s world headquarters to include a fourth, build-to-suit office building in Indianapolis, Indiana.  The target date for completion of construction of the fourth office building is July 1, 2015 and the lease term expires 10 years after construction is completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The following will be discussed and analyzed:

•	Forward-Looking Information
•	Overview
•	Revenue, Order Trends and Acquisition Highlights
•	Comparison of Three Months Ended March 31, 2014 and 2013
•	Liquidity and Capital Resources
•	Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by the use of such verbs as “expects,” “anticipates,” “believes,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to,  worldwide economic conditions and their impact on customer purchasing decisions; rapid technological changes and competitive pressures in the industry; our ability to maintain profitability; to manage successfully our growth; to manage successfully our increasingly complex third-party relationships resulting from the software and hardware components being licensed or sold with our solutions; to maintain successful relationships with certain suppliers which may be impacted by the competition in the technology industry; to maintain successful relationships with our current and any new partners; to maintain and improve our current products; to develop new products; to protect our proprietary rights and sensitive customer information adequately; to successfully integrate acquired businesses and to improve our brand and name recognition, as well as other factors set forth in our Securities and Exchange Commission (“SEC”) filings.

Overview

We are a global provider of software and services designed to improve the customer experience. Our primary offering is a suite of applications that provides customers with a multichannel communications platform that is delivered on-premises or through the cloud. We are a recognized leader in the worldwide contact center market. Our software applications provide a range of pre-integrated inbound and outbound communications functionality. We use this same platform to offer our solutions for unified communications and business process automation. Our solutions are broadly applicable, and are used by businesses and organizations in industries including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services.

For further information on our business and the products and services we offer, refer to the Part I, Item 1 “Business” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Our management monitors certain key measures to assess our financial results. In particular, we track trends in on-premises and cloud-based orders and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends, see “Revenue,  Order Trends and Acquisition Highlights” and “Comparison of Three Months Ended March 31, 2014 and 2013”  below.

Our management also monitors diluted earnings per share (“EPS”), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America (“GAAP”). In addition to measures based on GAAP, our management monitors non-GAAP operating income and margin, non-GAAP net income and non-GAAP diluted earnings per share (“EPS”) to analyze our business. These non-GAAP measures include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments, exclude non-cash stock-based compensation expense and the amortization of certain intangible assets related to acquisitions and adjust for non-GAAP income tax expense. These measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. Stock-based compensation expense and amortization of intangibles related to acquisitions are non-cash and non-GAAP income tax expense is pro forma based on non-GAAP earnings. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense and amortization of intangibles related to acquisitions amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also uses financial statements that exclude stock-based compensation expense and amortization of intangibles related to acquisitions for our internal budgets.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013

Net income (loss), as reported	$(2,564)	$1,457

Purchase accounting adjustments:
Increase to revenues	5	85
Reduction of operating expenses:
Customer relationships	427	418
Acquired technology	49	49
Non-compete agreements	45	45
Acquisition costs	-	14
Total	526	611
Non-cash stock-based compensation expense:
Costs of recurring revenues	307	166
Costs of services revenues	106	48
Sales and marketing	1,096	807
Research and development	954	616
General and administrative	777	533
Total	3,240	2,170
Non-GAAP income tax expense adjustment	(1,595)	(640)
Non-GAAP net income (loss)	$(393)	$3,598

Operating income (loss), as reported	$(4,813)	$3,415
Purchase accounting adjustments	526	611
Non-cash stock-based compensation expense	3,240	2,170
Non-GAAP operating income (loss)	$(1,047)	$6,196

Diluted EPS, as reported	$(0.12)	$0.07
Purchase accounting adjustments	0.02	0.03
Non-cash stock-based compensation expense	0.16	0.10
Non-GAAP income tax expense adjustment	(0.08)	(0.03)
Non-GAAP diluted EPS	$(0.02)	$0.17

Revenue,  Order Trends and Acquisition Highlights

The tables below show our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2013, 2012 and 2011 and the percentage change over the prior year period, and also a summary of orders received during the three months ended March 31, 2014 and 2013.

Period	Revenues	Year-over-Year Growth %
Three Months Ended:
March 31, 2014	$79.4	8%
December 31, 2013	90.8	29
September 30, 2013	78.0	32
June 30, 2013	76.2	39
March 31, 2013	73.2	39

Year Ended December 31:
2013	$318.2	34%
2012	237.4	13
2011	209.5	26

Orders

	Three Months Ended March 31,
	2014	2013
Increase in dollar amount from prior year period:
Total orders	42%	31%
On-premise orders	(14)%	27%
Cloud-based orders	165%	42%
Cloud-based orders as a % of total orders	59%	31%
Orders from new customers as a % of total orders	43%	54%
Direct orders as a % of total orders	50%	59%
Number of new on-premises customers	37	61
Number of new cloud-based customers	17	13
Total orders greater than $250,000	34	39

Geographic Mix

The following table shows the percentage of orders derived from each of our geographic regions for the periods presented:

	Three Months Ended March 31,
	2014	2013
Americas	79%	78%
Europe, Middle East, and Africa	14	17
Asia-Pacific	7	5

Acquisitions

On April 1, 2013,  we entered into an agreement with Amtel Communications Ltd. (“Amtel”),  a New Zealand reseller, and acquired certain Interactive Intelligence related contact center assets of Amtel.   We purchased these assets for approximately $725,000,  funded with cash-on-hand and also acquired five Amtel employees as part of the transaction.

Comparison of Three Months Ended March 31, 2014 and 2013

Revenues

Our revenues include: (i) product revenues; (ii) recurring revenues; and (iii) services revenues. These revenues are generated by direct sales to customers and through our partner channels.

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

Recurring revenues include the support fees from on-premises license agreements and revenues from our cloud solutions. The support fees are recognized over the support period, generally between one and three years. Cloud-based orders are typically for periods of one to five years, with an overall average contract term in the three months ended March 31, 2014 of 55 months.

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

Revenues

			Percent of Total Revenues		Increase /
	Three Months Ended March 31,		Three Months Ended March 31,		(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
	($ in thousands)%			%	%
Product	$22,846	$27,991	28.8	38.2	(18)
Recurring	43,409	33,827	54.6	46.2	28
Services	13,193	11,420	16.6	15.6	16
Total revenues	$79,448	$73,238			8

Product Revenues

Product revenues decreased primarily as a result of a 14% decline in the dollar amount of product orders received during the first quarter of 2014 compared to the same quarter in 2013,  as our order mix continued to shift from our on-premises to our cloud-based offerings. We  deferred $5.1 million of revenues from product orders that were not recognizable based on contract terms during the first quarter of 2014,  offset by the recognition of $5.6 million of previously deferred product revenues during the quarter.

Recurring Revenues

The breakdown of recurring revenues was as follows:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Support fees	$30,355	$26,722
Cloud-based	13,054	7,105
Total	$43,409	$33,827

Our support fees increased with the continued growth of our installed base of on-premises customers as well as from our recent acquisitions. The average number of seats associated with our cloud-based orders was 29,000 during the first quarter of 2014, up from 20,000 during the same period in 2013. Per seat pricing was consistent for both periods, as were renewal rates for support fees. During the first quarter of 2014, cloud-based revenues increased by 84% compared to the same quarter in 2013 primarily due to a 165% increase in the dollar amount of orders received for our cloud-based solutions and the recognition of revenues from previously deployed cloud solutions during the quarter.

Our unbilled future cloud-based revenues were $205.5 million and $95.8 million as of March 31, 2014 and 2013, respectively.  These unbilled cloud-based revenues are not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not been invoiced to the customer. The increase in unbilled cloud-based revenues was due to the dollar amount of cloud-based orders received during the three months ended March 31, 2014.

Services Revenues

Services revenues increased primarily due to growth in the number and scope of professional service engagements, for both on-premises and cloud-based deployments.  The 16% year-over-year increase in services revenues was less than the 101% increase in services revenues for the three months ended March 31, 2013 compared to the same period in 2012 because the dollar amount of services work performed in connection with an on-premises order is proportionally more than in connection with a cloud-based order.  Therefore, as our cloud business grows, the growth rate of our services revenues may decline.

Costs of Revenues

Our costs of revenues include cost of:  (i) product revenues; (ii) recurring revenues; and (iii) services revenues.

Costs of product revenues consist of hardware costs (including media servers, Interaction Gateway® appliances and Interaction SIP StationsTM that we develop, as well as servers, telephone handsets and gateways that we purchase and resell), royalties for third-party software and other technologies included in our solutions, as well as personnel costs and product distribution facility costs. These costs can fluctuate depending on which software solutions are licensed (including third-party software) and the dollar amount of orders for hardware and appliances.

Costs of recurring revenues consist primarily of compensation expenses for technical support personnel as well as costs associated with deploying our cloud offerings. Some costs related to our cloud offerings, such as equipment expenses, are recognized over time, but others such as salary and travel-related expenses are recognized as incurred.  Some of these costs are fixed while others are variable based on usage and call volume. We expect operating margins for our cloud-based offerings to improve over time as this portion of our business continues to scale.

Costs of services revenues consist primarily of compensation expenses for our professional services, client success and educational personnel.

Costs of Revenues

			Percent of Total Revenues		Increase /
	Three Months Ended March 31,		Three Months Ended March 31,		(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
	($ in thousands)%			%	%
Product	$6,784	$7,878	8.5	10.8	(14)
Recurring	14,715	9,933	18.5	13.6	48
Services	10,517	7,861	13.2	10.7	34
Total revenues	$32,016	$25,672			25
Product cost as a % of product gross revenues	29.7%	28.1%
Recurring cost as a % of recurring gross revenues	33.9%	29.4%
Services cost as a % of services gross revenues	79.7%	68.8%

Costs of Product Revenues

Costs of product revenues decreased primarily due to lower product revenues and the related decrease in cost of goods sold and royalties paid to third parties.  Additionally, the overall product margin decreased primarily due to a higher mix of hardware sales received during the first quarter of 2014, which contribute a lower margin than software sales.

Costs of Recurring Revenues

Costs of recurring revenues increased primarily due to increases in compensation expenses related to staffing increases to support our expanding customer base and the growing number of cloud-based deployments, as well as related increases in data center, telecommunications and other related expenses as we continue to build out data centers around the world.

Costs of Services Revenues

Costs of services revenues increased primarily due to an increase in compensation, travel, and other direct expenses resulting from an increase in staff hired to meet the demands for our professional services. We also supplemented our services staff by using third parties to assist with customer implementations, resulting in increased outsourced services expense.

Gross Profit
	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Gross Profit	$47,383	$47,517
Change from prior period	(0)%	33%
Percentage of total revenues	59.6%	64.9%

Gross margin decreased year-over-year primarily due to our investment in technical staff and increased data center costs to support our expanding cloud customer base. We are rapidly adding new cloud-based customers and continue to build out our data centers for potential customers in advance of revenue generation.

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

Operating Expenses

			Percent of Total Revenues		Increase /
	Three Months Ended March 31,		Three Months Ended March 31,		(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
	($ in thousands)%			%	%
Sales and marketing	$27,498	$23,501	34.6	32.1	17
Research and development	13,799	12,524	17.4	17.1	10
General and administrative	10,427	7,614	13.1	10.4	37
Total operating expenses	$51,724	$43,639			19

Sales and Marketing

Sales and marketing expenses increased primarily due to increases in compensation expenses as a result of staffing increases from the hiring of additional personnel. Additionally, we increased spending year-over-year on marketing programs, including promotional and branding initiatives.

Research and Development

Research and development expenses increased primarily due to increased compensation and other related expenses resulting from staffing increases.

We capitalized $1.8 million of development costs for internal use software for our next generation cloud communication platform in the first quarter of 2014. We will continue to capitalize development costs related to this project and will begin amortizing such costs once the software is ready for production. Including these capitalized costs, research and development costs increased 25% in the first quarter of 2014 compared to the same period in 2013.

General and Administrative

General and administrative expenses increased primarily due to an increase in compensation cost, primarily resulting from staffing increases to support our overall personnel growth. Additionally, expenses related to software, professional and outsourced services and recruiting increased to support our growth around the world.

Other Income (Expense):

Interest Income, net

Interest income, net, consists of interest earned from investments, receivables and interest-bearing cash accounts. Interest expense and fees, which were not material in either period reported, are also included. We invest in longer term investments with maturities up to three years to increase our overall yield on investments and monitor the allocation of funds in our investment accounts to maximize our return on investment within our established investment policy. We do not have any investments in subprime assets.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Cash, cash equivalents, and investments (average)	$106,388	$81,253
Interest income on investments, net	282	199
Return on investments	1.06%	0.98%

Interest earned on investments increased primarily as a result of increases in investments with maturities between one and three years.

Other Expense

Other expense primarily includes foreign currency gains and losses. These foreign currency gains and losses fluctuate based on the amount of receivables we generate in certain international currencies, the exchange gain or loss that results from foreign currency disbursements and receipts, the cash balances and exchange rates at the end of a reporting period and the effectiveness of our hedging activities.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Other expense	$(196)	$(1,402)

Other expense decreased as we began hedging our exposure related to certain foreign intercompany loan receivables in April 2013.

Income Tax Expense (Benefit)
	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Income tax expense (benefit)	$(2,163)	$755

Our effective estimated annual effective tax rate as of March 31, 2014 was 43.4% without the effects of a discrete item, compared to 34.1% for the same period in 2013. During the quarter ended March 31, 2014, the Company recorded a $150,000 credit related to a discrete item.  The effective tax rate for the three months ended March 31, 2014 including this discrete item was 45.8%. If the U.S. federal research and development tax credit is extended through 2014, our annual effective tax rate is expected to be 53.9% in 2014.  This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations, and certain income tax credits.

We operate foreign entities under both the cost plus and reseller models. The impact of the foreign effective income tax rates could become more material as we expand out operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

	Three Months Ended March 31,
Foreign Subsidiaries	2014	2013
	($ in thousands)
Foreign Subsidiary Income/(Loss) Before Taxes	$648	$(2,300)
Foreign Tax Expense/(Benefit)	153	(407)

The increase in foreign tax expense for the three months ended March 31, 2014 was in part due to switching our Canadian subsidiary from a  cost plus model to the reseller model. The impact of the foreign effective income tax rates could become material as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

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

As our order mix continues to shift to a higher percentage of cloud-based orders as a percentage of total orders, our liquidity may decrease due to cash collection being spread over the term of the contract. Additionally, since we continue to invest in infrastructure for our cloud solutions ahead of orders, our margin on cloud-based orders is lower than on-premises orders which may decrease our liquidity.  We expect our cloud-based margin to increase as we continue to build a stream of recurring revenues. The table below shows the gross margins on each line of business:

	Three Months Ended March 31,
	2014	2013
Product Revenue	70.3%	71.9%
Recurring Revenues	66.1	70.6
Support fees	81.2	83.0
Cloud-based	32.4	23.0
Services Revenues	20.3	31.2
Total Revenues	59.6	64.9

Gross margin for cloud-based revenues increased during the three months ended March, 31, 2014 compared to the same period in 2013 as a result of continued increases in orders for our cloud solutions and smaller increases in cost of recurring revenues as a percent of total revenue. Gross margin for services revenues decreased during the three months ended March, 31, 2014 compared to the same period in 2013 as a result of staffing increases to meet the demands for our professional services.

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

	March 31, 2014	December 31, 2013
	($ in thousands)
Cash and cash equivalents	$51,990	$65,881
Short-term investments	37,932	32,162
Long-term investments	15,024	9,787
Total liquidity	$104,946	$107,830

We believe that the funds of Interactive Intelligence Group, Inc and its subsidiaries that are held in foreign accounts can be transferred into the U.S. with limited tax consequences. Given our strong liquidity in the U.S., however, we do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. As of March 31, 2014, Interactive Intelligence Group, Inc. held a total of $2.0 million in its various foreign bank accounts and its foreign subsidiaries held a total of $25.2 million in their various bank accounts. The temporary difference related to unremitted earnings of our foreign affiliates as of March 31, 2014, that have not been subject to United States income taxation as dividends and are indefinitely invested outside the United States, was  $10.0 million. If we were to repatriate all of those earnings to Interactive Intelligence Group, Inc. in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $186,000.

The following table shows the U.S dollar equivalent of our foreign account balances for the stated periods:

	March 31, 2014	December 31, 2013
	($ in thousands)
Euro	$9,633	$9,561
Australian dollar	8,454	5,886
South African rand	4,919	4,108
New Zealand dollar	1,757	1699
Canadian dollar	915	1,581
Other foreign currencies	806	1,391
British pound	765	1,401
Total	$27,249	$25,627

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Beginning cash and cash equivalents	$65,881	$45,057
Cash provided by (used in) operating activities	5,284	(928)
Cash used in investing activities	(21,345)	(7,904)
Cash provided by financing activities	2,170	5,568
Ending cash and cash equivalents	$51,990	$41,793
Days sales outstanding (DSO)	80	80

Cash flow from operations increased $6.3 million during the first quarter of 2014 compared to the same period in 2013. Cash flow from operations consists of our earnings adjusted for various non-cash expenses, such as depreciation and amortization, as well as balance sheet changes. Our cash flow from operations during the first quarter of 2014 was primarily affected by changes in accounts receivable, deferred revenues and net income.

Accounts receivables positively affected our cash flow from operations during the first quarter of 2014 compared to the same period in 2013 as a result of strong collections on our outstanding accounts receivable balance. Our DSO was flat during the first quarter of 2014 compared to the same period in 2013.

Deferred revenues decreased our cash flow from operations during the first quarter of 2014 compared to the same period in 2013 as a result of the recognition of previously deferred revenues during the quarter as well as decreases in product orders.

Cash used in investing activities increased $13.5 million in the first quarter of 2014 compared to the same period in 2013, primarily due to a  $10.8 million increase in purchases of available-for-sale investments as well as increases in the purchase of property, plant and equipment and capitalized software costs, partially offset by increased proceeds resulting from the sale of available-for-sale investments.

Cash provided by financing activities decreased $3.4 million in the first quarter of 2014 compared to the same period in 2013, primarily due to decreases in proceeds from stock options exercised and additional tax withholdings on RSUs.

Contractual Obligations

As of March 31, 2014, there have been no material changes to our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

 Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of March 31, 2014.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. For a further summary of certain accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Canadian dollar, South African rand, Australian dollar, New Zealand dollar and the euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our solutions more expensive and less competitive in foreign markets. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may price our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. As of March 31, 2014, we had outstanding hedging arrangements for the euro, South African rand, Australian dollar, Canadian dollar, British Pound and New Zealand dollar.  For the three months ended March 31, 2014, we recorded  foreign currency losses of $196,000.

For the three months ended March 31, 2014, approximately 22% of our revenues and 20% of our expenses, respectively, were denominated in a foreign currency. As of March 31, 2014 we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or losses, consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $13.9 million. A 10% change in foreign currency exchange rates if not hedged would have changed the carrying value of these net assets by approximately $1.4 million as of March 31, 2014, with a corresponding foreign currency gain (loss) recognized in our condensed consolidated statements of operations.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at March 31, 2014, the fair value of our portfolio would  decrease by approximately $507,000.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under “Legal Proceedings” in Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Those risk factors could materially affect our business, financial condition and results of operations.

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

101

The following materials from Interactive Intelligence Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting language):  (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: May 8, 2014	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)