Form 10-Q
period 2014-06-30
Interactive Intelligence Group, Inc.
filed 2014-08-08
CIK 1517650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July  31, 2014,  there were 20,973,531 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2014 and December 31, 2013
(in thousands, except share amounts)

	June 30,	December 31,
	2014	2013
Assets	unaudited
Current assets:
Cash and cash equivalents	$34,534	$65,881
Short-term investments	38,664	32,162
Accounts receivable, net of allowance for doubtful accounts
of $1,083 at June 30, 2014 and $1,233 at December 31, 2013	64,957	80,414
Deferred tax assets, net	27,673	23,684
Prepaid expenses	26,317	21,989
Other current assets	19,372	13,566
Total current assets	211,517	237,696
Long-term investments	12,784	9,787
Property and equipment, net	42,907	36,919
Goodwill	46,026	37,298
Intangible assets, net	25,357	20,613
Other assets, net	18,701	10,909
Total assets	$357,292	$353,222

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,148	$8,727
Accrued liabilities	18,145	15,162
Accrued compensation and related expenses	13,842	17,494
Deferred product revenues	10,399	10,412
Deferred services revenues	79,886	81,630
Total current liabilities	131,420	133,425
Long-term deferred revenues	21,590	23,914
Deferred tax liabilities, net	1,901	2,388
Other long-term liabilities	7,423	4,140
Total liabilities	162,334	163,867

Shareholders' equity:
Preferred stock, no par value;
10,000,000 authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 authorized;
20,957,663 issued and outstanding at June 30, 2014,
20,504,106 issued and outstanding at December 31, 2013	210	205
Additional paid-in capital	184,402	170,072
Accumulated other comprehensive loss, net of tax	(1,046)	(1,676)
Retained earnings	11,392	20,754
Total shareholders' equity	194,958	189,355
Total liabilities and shareholders' equity	$357,292	$353,222

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2014 and 2013
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product	$21,548	$27,909	$44,394	$55,900
Recurring	44,617	35,106	88,026	68,933
Services	13,665	13,227	26,858	24,647
Total revenues	79,830	76,242	159,278	149,480
Costs of revenues:
Costs of product	6,553	7,214	13,337	15,092
Costs of recurring	15,924	10,024	30,639	19,957
Costs of services	11,298	9,846	21,815	17,707
Amortization of intangible assets	137	49	186	98
Total costs of revenues	33,912	27,133	65,977	52,854
Gross profit	45,918	49,109	93,301	96,626
Operating expenses:
Sales and marketing	30,151	26,040	57,649	49,541
Research and development	15,906	13,168	29,705	25,692
General and administrative	10,898	8,584	21,325	16,198
Amortization of intangible assets	476	468	948	931
Total operating expenses	57,431	48,260	109,627	92,362
Operating income (loss)	(11,513)	849	(16,326)	4,264
Other income (expense):
Interest income, net	275	250	557	449
Other income (expense)	(190)	27	(386)	(1,375)
Total other income (expense)	85	277	171	(926)
Income (loss) before income taxes	(11,428)	1,126	(16,155)	3,338
Income tax benefit	(4,630)	(1,775)	(6,793)	(1,020)
Net income (loss)	$(6,798)	$2,901	$(9,362)	$4,358
Other comprehensive income (loss):
Foreign currency translation adjustment	97	16	656	121
Unrealized investment loss - net of tax	(9)	(196)	(26)	(228)
Comprehensive income (loss)	$(6,710)	$2,721	$(8,732)	$4,251

Net income (loss) per share:
Basic	$(0.33)	$0.15	$(0.45)	$0.22
Diluted	(0.33)	0.14	(0.45)	0.21

Shares used to compute net income (loss) per share:
Basic	20,851	19,946	20,771	19,826
Diluted	20,851	20,935	20,771	20,847

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statement of Shareholders' Equity
For the Six Months Ended June 30, 2014
(in thousands)
(unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balances, December 31, 2013	20,504	$205	$170,072	$(1,676)	$20,754	$189,355

Stock-based compensation expense	-	-	6,936	-	-	6,936
Issuances of restricted shares	-	-	4,692	-	-	4,692
Exercise of stock options	373	5	4,966	-	-	4,971
Issuances of common stock	8	-	543	-	-	543
Issuance of restricted stock units, net of tax withholdings	73	-	(2,625)	-	-	(2,625)
Reduction of tax benefits from stock-based payment arrangements	-	-	(182)	-	-	(182)
Net loss	-	-	-	-	(9,362)	(9,362)
Foreign currency translation adjustment	-	-	-	656	-	656
Net unrealized investment loss - net of tax	-	-	-	(26)	-	(26)
Balances, June 30, 2014	20,958	$210	$184,402	$(1,046)	$11,392	$194,958

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(in thousands)
(unaudited)

	June 30,
	2014	2013
Operating activities:
Net income (loss)	$(9,362)	$4,358
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,175	5,023
Amortization	1,134	1,029
Other non-cash items	363	1,255
Stock-based compensation expense	6,936	4,535
Excess tax benefit from stock-based payment arrangements	-	(525)
Deferred income tax	(4,658)	729
Accretion of investment discount	(161)	(385)
Loss on disposal of fixed assets	23	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,201	(1,903)
Prepaid expenses	(4,274)	(3,592)
Other current assets	(2,718)	(6,115)
Accounts payable	421	278
Accrued liabilities	2,793	(6,807)
Accrued compensation and related expenses	(3,652)	(1,962)
Deferred product revenues	(15)	6,025
Deferred services revenues	(4,066)	10,271
Other assets and liabilities	1,702	585
Net cash provided by operating activities	3,842	12,799
Investing activities:
Sales of available-for-sale investments	22,785	13,576
Purchases of available-for-sale investments	(32,167)	(22,100)
Purchases of property and equipment	(13,078)	(12,893)
Capitalized internal use software cost	(6,339)	(208)
Acquisitions, net of cash acquired	(9,297)	(725)
Unrealized loss (gain) on investment	18	(54)
Net cash used in investing activities	(38,078)	(22,404)
Financing activities:
Proceeds from stock options exercised	4,971	7,569
Proceeds from issuance of common stock	543	404
Tax withholding on restricted stock awards	(2,625)	(899)
Excess tax benefit from stock-based payment arrangements	-	525
Net cash provided by financing activities	2,889	7,599
Net decrease in cash and cash equivalents	(31,347)	(2,006)
Cash and cash equivalents, beginning of period	65,881	45,057
Cash and cash equivalents, end of period	$34,534	$43,051

Cash paid during the period for:
Interest	$-	$-
Income taxes	1,687	6,954

Other non-cash item:
Purchase of property and equipment payable at end of period	892	355

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013 (unaudited)

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

Revisions and Adjustments

Effective January 1, 2014, the Company revised certain personnel related expenses which were included in cost of recurring revenues in prior periods to sales and marketing expenses. In prior years, these costs were not significant; however, as these costs have continued to increase in line with the Company’s growth strategy related to its cloud offerings, the Company concluded that it is appropriate to report these personnel related expenses as sales and marketing. For the three and six months ended June 30, 2013,  $209,000 and $418,000  have been revised to sales and marketing expenses based on this new expense presentation. The revision did not have any impact on the overall results previously reported.

2.SUMMARY OF CERTAIN ACCOUNTING POLICIES AND RECENT ACCOUNTING  PRONOUNCEMENTS

For a complete summary of the Company’s significant accounting policies and critical accounting estimates, refer to Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This updated guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This ASU does not require new recurring disclosures. The Company adopted this guidance in the first quarter of 2014 and noted no material impact on its consolidated financial statements upon adoption.

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (“FASB ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. FASB ASU No. 2014-09 will replace most existing GAAP revenue recognition guidance when it becomes effective. This guidance becomes effective for the Company on January 1, 2017. Early adoption is not permitted. This guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that FASB ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the guidance on its ongoing financial reporting.

The Company capitalizes costs related to its next generation cloud communication platform and certain projects for internal use in accordance with FASB Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Once a solution has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The capitalization of costs ceases upon completion of all substantial testing. Costs incurred in the preliminary stages of development, maintenance and training costs are expensed as incurred. During the three and six months ended June 30, 2014, the Company capitalized $2.7 million and $4.5 million, respectively, of costs related to the development of its next generation cloud communication platform. The Company will continue to capitalize development costs related to this project and will begin amortizing such costs once the software is released for general availability, which is expected to be in the fourth quarter of 2014.

Additionally, in 2013 the Company purchased new business software to meet its internal administrative needs and it has no plans to market such software externally. During the three and six months ended June 30, 2014, the Company capitalized $0.8 million and $1.4 million, respectively, of costs associated with development and implementation of this software.

During the three and six months ended June 30, 2014, there were no other material changes to the Company’s significant accounting policies or critical accounting estimates.

3.NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding in accordance with FASB ASC Topic 260, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares. Potential common shares consist of shares of common stock issuable upon the exercise of stock options and vesting of restricted stock units (“RSUs”). The calculation of diluted net income per share excludes shares underlying stock options outstanding that would be anti-dilutive. When the Company reports a net loss, the calculation of diluted net loss per share excludes potential common shares as the effect would be anti-dilutive. The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss), as reported (A)	$(6,798)	$2,901	$(9,362)	$4,358

Weighted average shares of common stock outstanding (B)	20,851	19,946	20,771	19,826
Dilutive effect of employee stock options and RSUs	-	989	-	1,021
Common stock and common stock equivalents (C)	20,851	20,935	20,771	20,847

Net income (loss) per share:
Basic (A/B)	$(0.33)	$0.15	$(0.45)	$0.22
Diluted (A/C)	(0.33)	0.14	(0.45)	0.21

The Company’s calculation of diluted net income (loss) per share for the three and six months ended June 30, 2014 excludes RSUs and stock options to purchase approximately 969,000 and 1.1 million  shares  of the Company’s common stock, respectively, as their effect would be anti-dilutive, compared to 253,000 and 223,000 during the same periods in 2013.

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

The Company’s short-term investments all mature in less than one year and its long-term investments all mature within three years. Both short-term and long-term investments are considered available for sale. The Company’s assets that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include money market securities. Such instruments are classified within Level 1 of the fair value hierarchy. The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include corporate notes, agency bonds, commercial paper, certificates of deposit and U.S. government securities. Such instruments are classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheets, measured at fair value as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at June 30, 2014 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$30,399	$30,399	$-	$-
Money market funds	4,135	4,135	-	-
Total	$34,534	$34,534	$-	$-

Short-term investments:
Agency bonds	$1,002	$-	$1,002	$-
Corporate notes	33,717	-	33,717	-
Commercial paper	3,945	-	3,945	-
Total	$38,664	$-	$38,664	$-

Long-term investments:
Corporate notes	$11,783	$-	$11,783	$-
US government securities	1,001	-	1,001	-
Total	$12,784	$-	$12,784	$-

	Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$57,715	$57,715	$-	$-
Money market funds	8,166	8,166	-	-
Total	$65,881	$65,881	$-	$-

Short-term investments:
Agency bonds	$1,008	$-	$1,008	$-
Corporate notes	28,307	-	28,307	-
Commercial paper	2,297	-	2,297	-
Certificates of deposit	550	-	550	-
Total	$32,162	$-	$32,162	$-

Long-term investments:
Corporate notes	$9,787	$-	$9,787	$-
Total	$9,787	$-	$9,787	$-

5.ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company records unbilled accounts receivable, which represents amounts recognized as revenues for invoices that have not yet been sent to customers. This balance fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the work performed is ahead of the billing milestones related to a services engagement, unbilled accounts receivable will be recorded. The balance of unbilled accounts receivable recorded as of June 30, 2014 and December 31, 2013 was $9.4 million and $6.5 million, respectively.

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of June 30, 2014 or December 31, 2013 or for more than 10% of the Company’s revenues for the three and six months ended June 30, 2014 or 2013. The Company’s top five customers or partners collectively represented 19% and 27% of the Company’s accounts receivables balance at June 30, 2014 and December 31, 2013, respectively.

No individual country accounted for more than 10% of the Company’s revenues except for the United States, which accounted for 62% and 63% of the Company’s revenues in the three and six months ended June 30, 2014, and 64% and 65% of the Company’s revenues in the three and six months ended June 30, 2013, respectively. The Company attributes revenues to countries based on the country in which the customer or partner is located.

6.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s stock option plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended and as assumed by the Company (the “2006 Plan”), stock appreciation rights, restricted stock, RSUs, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. At the Company’s 2013 Annual Meeting of Shareholders held on May 22, 2013, the Company’s shareholders approved an amendment to the 2006 Plan to increase the number of shares available for issuance under the 2006 Plan by 2,000,000 shares. A maximum of 9,050,933 shares are available for delivery under the 2006 Plan, which consists of (i) 5,350,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant. As of June 30, 2014, there were approximately 1.8 million shares of stock available for issuance for equity compensation awards under the 2006 Plan.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718,  Compensation – Stock Compensation (“FASB ASC 718”) for the three and six months ended June 30, 2014 and 2013 (in thousands except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense by category:
Costs of recurring revenues	$367	$208	$674	$375
Costs of services revenues	115	67	221	116
Sales and marketing	1,037	817	2,133	1,625
Research and development	1,352	693	2,306	1,309
General and administrative	825	576	1,602	1,110
Total stock-based compensation expense	$3,696	$2,361	$6,936	$4,535

Stock Option and RSU Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model. During the fourth quarter of 2013, the Company re-evaluated the expected life of its stock options based on historical exercise data by reviewing the exercise, expiration and termination patterns of the Company’s three types of stock options. Based on the results of this analysis: the expected life of performance-based stock options issued in the first quarter of 2014 changed from an expected life of 4.75 years used in 2013 to an expected life of 4.5 years,  the expected life of non-performance-based stock options issued in the first quarter of 2014 changed from an expected life of 4.25 years used in 2013 to an expected life of 4.0 years and the expected life of annual director options issued in the second quarter of 2014 changed from an expected life of 3.5 years used in 2013 to an expected life of 4.0 years.

Non-performance-based options are granted during the year to newly-elected non-employee directors, if any, during the second quarter of each year to non-employee directors, and during the first quarter of each year to senior management. Performance-based options are only granted to sales employees during the first quarter of each year. The weighted-average estimated per option value of non-performance-based and performance-based options granted under the 2006 Plan during the six months ended June 30, 2014 and 2013 used the following assumptions:

	Six Months Ended June 30,
Valuation assumptions for non-performance-based options:	2014	2013
Dividend yield	-%	-%
Expected volatility	60.89%	55.67 - 55.80%
Risk-free interest rate	1.17%	0.61 - 0.63%
Expected life of option (in years)	4.00	4.25

	Six Months Ended June 30,
Valuation assumptions for performance-based options:	2014	2013
Dividend yield	-%	-%
Expected volatility	61.00%	57.56%
Risk-free interest rate	1.39%	0.73%
Expected life of option (in years)	4.50	4.75

	Six Months Ended June 30,
Valuation assumptions for annual director options	2014	2013
Dividend yield	-%	-%
Expected volatility	61.70%	49.33%
Risk-free interest rate	1.17%	0.54%
Expected life of option (in years)	4.00	3.50

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the six months ended June 30, 2014:

		Weighted-
		Average
		Exercise
	Options	Price
Balances, beginning of year	1,852,620	$22.25
Options granted	271,250	63.69
Options exercised	(372,306)	13.18
Options cancelled, forfeited or expired	(1,250)	17.11
Options outstanding	1,750,314	30.61
Option price range	$3.56 - 66.39
Weighted-average fair value of options granted	$31.92
Options exercisable	1,005,316	21.18

The following table sets forth information regarding the Company’s stock options outstanding and exercisable as of June 30, 2014:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of Exercise				Contractual	Exercise		Exercise
Prices			Number	Life	Price	Number	Price
$3.56	-	$4.61	58,000	0.31	$4.15	58,000	$4.15
6.66	-	6.66	176,127	0.69	6.66	176,127	6.66
11.14	-	19.34	107,750	1.44	15.99	97,750	15.85
19.66	-	19.66	265,125	1.68	19.66	254,500	19.66
19.77	-	22.92	10,000	3.30	22.48	5,000	22.09
24.50	-	24.50	272,500	3.70	24.50	106,250	24.50
25.00	-	30.92	78,250	3.79	26.96	47,500	26.17
32.33	-	32.33	217,750	2.71	32.33	143,750	32.33
32.53	-	39.97	243,562	4.35	37.99	76,439	35.71
48.12	-	66.39	321,250	5.79	62.02	40,000	49.84
Total shares/average price			1,750,314	3.19	30.61	1,005,316	21.18

The total intrinsic value of options exercised during the quarter ended June 30, 2014 was $19.6 million. The aggregate intrinsic value of options outstanding as of June 30, 2014 was $47.1 million and the aggregate intrinsic value of options currently exercisable as of June 30, 2014 was $35.1 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $56.13 as of June 30, 2014, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2014 represented approximately 1.0 million shares with a weighted average exercise price of $21.18.

As of June 30, 2014, there was $12.7 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 2.30 years.

The following table sets forth a summary of RSU activity for the six months ended June 30, 2014:

		Weighted-
		Average Grant
	Awards	Date Price
Balances, beginning of year	385,701	$36.72
RSUs granted	324,627	61.72
RSUs vested	(110,896)	34.80
RSUs forfeited	(9,870)	53.50
RSUs outstanding	589,562	50.56

As of June 30, 2014, there was $26.7 million of total unrecognized compensation cost related to unvested RSUs. These costs are expected to be recognized over the weighted average remaining vesting period of 2.66 years.

wi

7.	INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2014 was 40.5% and 41.0%, without the effects of discrete tax items, compared to 61.4% and 2.4%, respectively, for the same periods in 2013.  During the six months ended June 30, 2014, the Company recorded a $150,000 credit related to a discrete item. There was no such discrete item recorded in the three months ended June 30, 2014. The Company’s effective tax rate was 40.5% and 42.0% for the three and six months ended June 30, 2014. The Company’s effective tax rate for the six months ended June 30, 2014 was higher than the federal statutory tax rate of 35.0% primarily due to the allocation of book operating results between the United States and foreign entities and the impact of permanent tax differences on pre-tax operating results during the three and six months ended June 30, 2014.

The Company is currently projecting a taxable net operating loss for 2014 to be between $20.0 million and $22.0 million, of which $10.8 million will be carried back to December 31, 2012.  The remaining projected net operating loss carryforward is a result of compensation for tax purposes for stock option exercises.  In accordance with FASB ASC 718, these stock option compensation deductions have not been recognized for financial reporting purposes because they have not yet reduced taxes payable.  The tax benefit of these deductions will be recorded as a credit to additional paid-in-capital if and when realized.

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

Lease Commitments

The Company’s world headquarters are located in three office buildings in Indianapolis, Indiana, which space was formerly leased pursuant to that certain Office Lease Agreement (the “Office Lease”), dated April 1, 2001, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership), as amended.  On May 6, 2014, the Company entered into a lease termination agreement with Duke Realty Limited Partnership, whereby the Office Lease (and the eight amendments thereto) was terminated.  In place of such Office Lease and amendments, on May 6, 2014, the Company entered into new separate lease agreements with Duke Realty Limited Partnership for each of the three office buildings, one of which expires on March 31, 2018 and two of which expire on or after June 30, 2025.

On May 6, 2014, the Company also entered into a lease agreement with Duke Construction Limited Partnership to expand its world headquarters to include a fourth, build-to-suit office building in Indianapolis, Indiana.  The target date for completion of construction of the fourth office building is July 1, 2015 and the lease term expires 10 years after construction is completed.

The following amounts set forth in the table are as of June 30, 2014 (in thousands).

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations
Operating lease obligations	$107,416	$6,394	$26,713	$20,722	$53,587
Purchase obligations	9,245	2,251	6,994	-	-
Other obligations	1,702	-	-	1,702	-
Total	$118,363	$8,645	$33,707	$22,424	$53,587

As set forth in the Contractual Obligations table, the Company has operating lease obligations and purchase obligations that are not recorded in its consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to FASB ASC Topic 840, Leases. The obligations include the operating leases of the Company’s world headquarters, which extend to the year 2025, and the leases of several other locations for its offices in the United States and 20 other countries with initial lease terms of up to five years. The Company rents office space for sales, services, development and international offices under month-to-month leases. In accordance with FASB ASC Topic 840, Leases, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

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

OrgSpan Acquisition

On May 14, 2014, the Company entered into a stock purchase agreement to acquire OrgSpan, Inc. (“OrgSpan”), a privately held provider of cloud-based enterprise social communications solutions.  The Company purchased OrgSpan’s technology to leverage the modern open source technology and Amazon Web Services,  that will provide efficient deployment of the Company’s next generation multi-tenant cloud communication platform.  As previously disclosed, Donald E. Brown, the Company’s Chairman of the Board, President and Chief Executive Officer, was a founder and majority stockholder of OrgSpan.  The Company purchased OrgSpan for approximately $14.1 million, partially funded with cash on hand, which included the repayment of OrgSpan’s outstanding debt of approximately $8.0 million. OrgSpan’s outstanding debt consisted primarily of operating loans provided by Dr. Brown bearing interest at a rate of 4.25% per annum. Approximately $1.4 million in cash was paid to OrgSpan’s stockholders (other than Dr. Brown) and to holders of vested OrgSpan stock options. In exchange for his shares of OrgSpan stock, Dr. Brown has the right to receive an aggregate of 98,999 restricted shares of the Company’s common stock (the “Restricted Shares”), representing approximately $4.7 million of the purchase price, which Restricted Shares will vest and be issued by the Company upon the achievement of certain performance-based conditions tied to the launch and sales of the Company’s next generation multi-tenant cloud communication platform, which incorporates certain OrgSpan products and technology. The Restricted Shares will be unregistered. The difference between the $15.6 million purchase price previously disclosed in the 8-K filed on May 14, 2014 and the $14.1 million noted above is a result of the change in the value of the 98,999 Restricted Shares received by Dr. Brown. We also retained 38 OrgSpan employees as part of the transaction.

The transaction was negotiated and approved by the Company’s audit committee following its previously disclosed reassessment of the relationship between the Company and OrgSpan. The audit committee retained its own independent valuation consultant and its own independent counsel in connection with the reassessment. The committee’s valuation consultant subsequently provided the audit committee with a fairness opinion concerning the transaction. Following its approval, the audit committee recommended that the acquisition be approved by the Company’s board of directors. The independent members of the Company’s board of directors unanimously approved the transaction, with Dr. Brown recusing himself from all board deliberations related to OrgSpan.

The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805,  Business Combinations (“FASB ASC 805”).  The results of OrgSpan’s operations were included in the Company’s condensed consolidated financial statements commencing on the acquisition date.

The preliminary purchase price allocations for the OrgSpan transaction were prepared by the Company’s management utilizing a third-party valuation report, which was prepared in accordance with the provisions of FASB ASC 805, and other tools available to the Company, including conversations with OrgSpan’s management and historical data from the Company’s other acquisitions. The final valuation of the intangible asset is pending as of June 30, 2014. The following table summarizes the preliminary fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

May 1,
2014
Prepaid expenses	$54
Property and equipment, net	144
Intangible assets, net	5,766
Goodwill	8,326
Total assets acquired	14,290
Accrued accounts payable	(5)
Other current liabilities	(168)
Other long-term liabilities	(128)
Net assets acquired	$13,989

Professional fees related to this acquisition and recognized as of June 30, 2014 totaled $600,000, all of which were recognized during the second quarter, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to OrgSpan’s existing trained workforce. None of the goodwill is expected to be deductible for tax purposes.

Intangible assets acquired resulting from this acquisition include technology, which is amortized on a straight-line basis. The following sets forth the technology acquired (dollars in thousands):

	As of June 30, 2014

		Accumulated
	Gross Amount	Amortization	Net Amount
Technology	$5,766	$96	$5,670

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

Professional fees recognized as of June 30, 2014 totaled approximately $21,000 and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

Intangible assets acquired resulting from this acquisition include customer relationships, which are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of June 30, 2014
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$564	$62	$502	12

 Pro Forma Results

    The Company has not furnished pro forma financial information related to its acquisition of OrgSpan or certain contact center assets of Amtel because such information is not material individually or in the aggregate to the overall financial results of the Company.

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

   The Company records the fair value of its outstanding hedge contracts in other current assets and accrued liabilities depending upon the market value of the forward contracts at each balance sheet date.  The following table summarizes the notional amount and fair value of the Company’s outstanding currency contracts at June 30, 2014 and December 31, 2013, respectively.

	Notional Amount (000's)
	June 30, 2014	December 31, 2013
Euro	$8,229	$12,483
US Dollar	800	880
South African Rand	638	5,134
Australian Dollar	-	4,974
Canadian Dollar	-	2,017
British Pound	-	414
New Zealand Dollar	-	41
Total	$9,667	$25,943

	Fair Value USD (1) (000's)
	June 30, 2014	December 31, 2013
Derivative Asset / (Liability)	$(53)	$50

___________

(1)	The fair value measurement of these derivative contracts falls within Level 2 of the fair value hierarchy as defined in FASB ASC 820. See Note 4 - Investments for further information.

During the three and six months ended June 30, 2014,  the Company recorded hedging losses of $208,000 and $387,000, respectively, compared to hedging gains of $1.8 million during both periods last year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The following will be discussed and analyzed:

•	Forward-Looking Information
•	Overview
•	Revenue, Order Trends, Projections and Acquisition Highlights
•	Comparison of Three and Six Months Ended June 30, 2014 and 2013
•	Liquidity and Capital Resources
•	Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by the use of such verbs as “expects,” “anticipates,” “believes,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to,  worldwide economic conditions and their impact on customer purchasing decisions; rapid technological changes and competitive pressures in the industry; our ability to maintain profitability; to manage successfully our growth; to manage successfully our increasingly complex third-party relationships resulting from the software and hardware components being licensed or sold with our solutions; to maintain successful relationships with certain suppliers which may be impacted by the competition in the technology industry; to maintain successful relationships with our current and any new partners; to maintain and improve our current products; to develop new products; to protect our proprietary rights and sensitive customer information adequately; to successfully integrate acquired businesses and to improve our brand and name recognition, as well as other factors set forth in our Securities and Exchange Commission (“SEC”) filings.

Overview

We are a global provider of software and services designed to improve the customer experience. Our primary offering is a suite of applications that provides customers with a multichannel communications platform that is deployed on-premises or through the cloud. We are a recognized leader in the worldwide contact center market. Our software applications provide a range of pre-integrated inbound and outbound communications functionality and this same platform provides solutions for unified communications and business process automation. Our solutions are broadly applicable, and are used by businesses and organizations in industries particularly including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services.

For further information on our business and the products and services we offer, refer to the Part I, Item 1 “Business” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Our management monitors certain key measures to assess our financial results. In particular, we track trends in on-premises and cloud-based orders and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends, see “Revenue,  Order Trends and Acquisition Highlights” and “Comparison of Three and Six Months Ended June 30, 2014 and 2013”  below.

Our management also monitors diluted earnings per share (“EPS”), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America (“GAAP”). In addition to measures based on GAAP, our management monitors non-GAAP operating income and margin, non-GAAP net income and non-GAAP EPS to analyze our business. These non-GAAP measures include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments, exclude non-cash stock-based compensation expense and the amortization of certain intangible assets related to acquisitions and adjust for non-GAAP income tax expense. These measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. Stock-based compensation expense and amortization of intangible assets related to acquisitions are non-cash and non-GAAP income tax expense is pro forma based on non-GAAP earnings. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense and amortization of intangible assets related to acquisitions amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also uses financial statements that exclude stock-based compensation expense and amortization of intangible assets related to acquisitions for our internal budgets.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss), as reported	$(6,798)	$2,901	$(9,362)	$4,358

Purchase accounting adjustments:
Increase to revenues	5	63	10	148
Reduction of operating expenses:
Customer relationships	431	423	858	841
Acquired technology	137	49	186	98
Non-compete agreements	45	45	90	90
Acquisition costs	600	27	600	41
Total	1,218	607	1,744	1,218
Non-cash stock-based compensation expense:
Costs of recurring revenues	367	208	674	375
Costs of services revenues	115	67	221	116
Sales and marketing	1,037	817	2,133	1,625
Research and development	1,352	693	2,306	1,309
General and administrative	825	576	1,602	1,110
Total	3,696	2,361	6,936	4,535
Non-GAAP income tax expense adjustment	(1,815)	(2,512)	(3,410)	(3,152)
Non-GAAP net income (loss)	$(3,699)	$3,357	$(4,092)	$6,959

Operating income (loss), as reported	$(11,513)	$849	$(16,326)	$4,264
Purchase accounting adjustments	1,218	607	1,744	1,218
Non-cash stock-based compensation expense	3,696	2,361	6,936	4,535
Non-GAAP operating income (loss)	$(6,599)	$3,817	$(7,646)	$10,017

Diluted EPS, as reported	$(0.33)	$0.14	$(0.45)	$0.21
Purchase accounting adjustments	0.06	0.03	0.08	0.06
Non-cash stock-based compensation expense	0.18	0.11	0.33	0.22
Non-GAAP income tax expense adjustment	(0.09)	(0.12)	(0.16)	(0.16)
Non-GAAP diluted EPS	$(0.18)	$0.16	$(0.20)	$0.33

Revenue,  Order Trends, Projections and Acquisition Highlights

The tables below show our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2013, 2012 and 2011 and the percentage change over the prior year period,  the percentage of cloud-based and on-premises orders as a percent of total orders for the most recent five quarters and the years ended December 31, 2013, 2012 and 2011 and a summary of orders received during the three and six months ended June 30, 2014 and 2013.

Period	Revenues	Year-over-Year Growth %
Three Months Ended:
June 30, 2014	$79.8	5%
March 31, 2014	79.4	8
December 31, 2013	90.8	29
September 30, 2013	78.0	32
June 30, 2013	76.2	39

Year Ended December 31:
2013	$318.2	34%
2012	237.4	13
2011	209.5	26

Orders

Period	Year-over-Year Growth %			Orders as a % of Total Orders
Three Months Ended:	Cloud-based		On-premises	Cloud-based	On-premises
June 30, 2014	(50)%	(1)	(17)%	52%	48%
March 31, 2014	165		(14)	59	41
December 31, 2013	1		(26)	47	53
September 30, 2013	75		29	48	52
June 30, 2013	463	(1)	2	64	36

Year Ended December 31:
2013	87		(1)	50	50
2012	121		25	35	65
2011	187		11	23	77

______

1)

Includes the largest contract in our history, which was signed in the second quarter of 2013. Excluding this order, our year-over-year cloud-based order growth would have been 69% and 166% for the three months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013

Change in dollar amount from prior year period:	($ in thousands)			($ in thousands)
Total orders	(38)%	114%	(1)	(12)%	78%	(1)
On-premise orders	(17)%	2%		(16)%	13%
Cloud-based orders	(50)%	463%	(1)	(9)%	259%	(1)
Cloud-based orders as a % of total orders	52%	64%		55%	53%
Orders from new customers as a % of total orders	42%	26%		42%	35%
Direct orders as a % of total orders	73%	77%		61%	71%
Number of new on-premises customers	44	67		81	128
Number of new cloud-based customers	26	22		43	35
Total orders greater than $250,000	39	43		73	82

______

2)

Includes the largest contract in our history, which was signed in the second quarter of 2013. Excluding this order, our total and cloud-based order growth would have been 66% and 55% for the three and six months ended June 30, 2013, respectively.

Geographic Mix

The following table shows the percentage of orders derived from each of our geographic regions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Americas	67%	84%	73%	78%
Europe, Middle East, and Africa	26	8	20	17
Asia-Pacific	7	8	7	5

Full Year Operating Projections

As our business continues to shift towards offering more cloud-based solutions, and revenues related to cloud orders are recognized over the contract period, we may report periods of operating losses. We are currently projecting a taxable net operating loss for 2014 to be between $20.0 million and $22.0 million, of which $10.8 million will be carried back to December 31, 2012 for tax purposes.  The remaining projected net operating loss carryforward is a result of compensation for tax purposes for stock option exercises. Even though cloud orders push revenue to future periods, we believe that this adds to our share of the leadership market for cloud communications services.

Acquisitions

On May 14, 2014, we entered into a stock purchase agreement and acquired OrgSpan, Inc. (“OrgSpan”), a privately held provider of cloud-based enterprise social communications solutions.  As previously disclosed, Donald E. Brown, our Chairman of the Board, President and Chief Executive Officer, was a founder and majority stockholder of OrgSpan.  We purchased OrgSpan for approximately $14.1 million, which included the repayment of OrgSpan’s outstanding debt of approximately $8.0 million. OrgSpan’s outstanding debt consisted primarily of operating loans provided by Dr. Brown bearing interest at a rate of 4.25% per annum. Approximately $1.4 million in cash was paid to OrgSpan’s stockholders (other than Dr. Brown) and to holders of vested OrgSpan stock options. In exchange for his shares of OrgSpan stock, Dr. Brown has the right to receive an aggregate of 98,999 restricted shares of our common stock (the “Restricted Shares”), representing approximately $4.7 million of the purchase price, which Restricted Shares will vest and be issued by us upon the achievement of certain performance-based conditions tied to the launch and sales of our next generation cloud communication platform, which incorporates certain OrgSpan products and technology. The Restricted Shares will be unregistered. The difference between the $15.6 million purchase price previously disclosed in the Form 8-K filed on May 14, 2014 and the $14.1 million noted above is a result of the change in the value of the 98,999 Restricted Shares received by Dr. Brown. We also retained 38 OrgSpan employees as part of the transaction.

On April 1, 2013,  we entered into an agreement with Amtel Communications Ltd. (“Amtel”),  a New Zealand reseller, and acquired certain Interactive Intelligence related contact center assets of Amtel.   We purchased these assets for approximately $725,000,  funded with cash-on-hand and also obtained five Amtel employees as part of the transaction.

Comparison of Three and Six Months Ended June 30, 2014 and 2013

Revenues

Our revenues include: (i) product revenues; (ii) recurring revenues; and (iii) services revenues. These revenues are generated by direct sales to customers and through our partner channels.

Product revenues include sales of on-premises software licenses and hardware. Not all software and hardware product orders are recognized as revenue when the orders are received from the customer because of product general availability, certain contractual terms or the collection history with particular customers or partners. Consequently, product revenues for any particular period not only reflect certain of the orders received in the current period but also include certain orders received but deferred in previous periods and recognized in the current period. In addition, a portion of product orders are related to support, and thus that portion is recognized over the support period as recurring revenues.

Recurring revenues include renewals of the support fees from on-premises license agreements and all revenues from our cloud solutions. The support fees are recognized over the support period, generally between one and three years. Cloud-based orders are typically for periods of one to five years, with an overall average new contract term of 55 months in the three and six months ended June 30,  2014.

Services revenues primarily include professional and education services fees. Services revenues fluctuate based on the solution implementation requirements of our customers and partners as well as the number of attendees at our educational classes. We believe services revenues will continue to grow as product and cloud-based revenues increase, order sizes increase and as we license a greater percent of our orders directly to our customers.

Revenues

			Percent of Total Revenues		Increase /
	Three Months Ended June 30,		Three Months Ended June 30,		(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
	($ in thousands)		(%)	(%)	(%)
Product	$21,548	$27,909	27.0	36.6	(23)
Recurring	44,617	35,106	55.9	46.0	27
Services	13,665	13,227	17.1	17.3	3
Total revenues	$79,830	$76,242			5

			Percent of Total Revenues		Increase /
	Six Months Ended June 30,		Six Months Ended June 30,		(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
	($ in thousands)		(%)	(%)	(%)
Product	$44,394	$55,900	27.9	37.4	(21)
Recurring	88,026	68,933	55.3	46.1	28
Services	26,858	24,647	16.9	16.5	9
Total revenues	$159,278	$149,480			7

Product Revenues

Product revenues decreased during both the three and six months ended June 30, 2014, primarily due to the decrease in the dollar amount of on-premises orders received related to the increasing shift of our business to the cloud.  The dollar amount of product orders received decreased 17% and 16% during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. In addition, we deferred $4.8 million and $10.0 million of revenues from product orders that were not recognizable based on contract terms during the three and six months ended June 30, 2014, respectively, partially offset by the recognition of $3.6 million and $9.2 million of previously deferred product revenues during the same periods.

Recurring Revenues

The breakdown of recurring revenues was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Support fees	$30,732	$27,251	$61,088	$53,973
Cloud-based	13,885	7,855	26,938	14,960
Total	$44,617	$35,106	$88,026	$68,933

Support fees increased with the continued growth of our installed base of on-premises customers, and renewal rates were consistent between the 2014 and 2013 periods.  Cloud-based revenues increased by 77% and 80%, respectively, between the three and six month periods in 2014 and 2013, reflecting continuing robust demand for our cloud solutions.  The average monthly number of seats associated with our cloud-based orders was 31,000 and 30,000 during the three and six months ended June 30, 2014, up from 17,000 and 16,000 during the same periods in 2013. Per seat pricing was consistent for both periods.

Our unbilled future cloud-based revenues were $224.8 million and $136.0 million as of June 30, 2014 and 2013, respectively.  These unbilled cloud-based revenues are not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not been invoiced to the customer. Unbilled cloud-based revenues continue to increase as we build our cloud customer base.

Services Revenues

Services revenues increased primarily due to growth in the number and scope of professional service engagements, for both on-premises and cloud-based deployments.  The 3% and 9% year-over-year increases in services revenues for the three and six months ended June 30, 2014, respectively, were lower than the increases experienced in previous periods because of the shift in our business to the cloud, which usually involves deployments requiring shorter professional services engagements. As our cloud business grows, the growth rate of our services revenues may decline.

Costs of Revenues

Our costs of revenues include costs of:  (i) product revenues; (ii) recurring revenues; and (iii) services revenues.

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

Costs of recurring revenues consist primarily of compensation expenses for technical support personnel as well as costs associated with deploying our cloud offerings. Some costs related to our cloud offerings, such as equipment expenses, are recognized over time, but others such as salary and travel-related expenses are recognized as incurred.  Some of these costs are fixed while others are variable based on usage and call volume. We expect operating margins for our cloud-based offerings to improve over time as this portion of our business continues to scale and as we implement planned improvements in our infrastructure.

Costs of services revenues consist primarily of compensation expenses for our professional services, client success and educational personnel.

Costs of Revenues

			Percent of Total Revenues		Increase /
	Three Months Ended June 30,		Three Months Ended June 30,		(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
	($ in thousands)		(%)	(%)	(%)
Product	$6,553	$7,214	8.2	9.5	(9)
Recurring	15,924	10,024	19.9	13.1	59
Services	11,298	9,846	14.2	12.9	15
Total revenues	$33,775	$27,084			25
Product revenue gross margin	69.6%	74.2%
Recurring revenue gross margin	64.3%	71.4%
Services revenue gross margin	17.3%	25.6%

			Percent of Total Revenues		Increase /
	Six Months Ended June 30,		Six Months Ended June 30,		(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
	($ in thousands)		(%)	(%)	(%)
Product	$13,337	$15,092	8.4	10.1	(12)
Recurring	30,639	19,957	19.2	13.4	54
Services	21,815	17,707	13.7	11.8	23
Total revenues	$65,791	$52,756			25
Product revenue gross margin	70.0%	73.0%
Recurring revenue gross margin	65.2%	71.0%
Services revenue gross margin	18.8%	28.2%

Costs of Product Revenues

Costs of product revenues decreased primarily due to lower product revenues and the related decrease in cost of goods sold to third parties.  Our  overall product revenues gross margin decreased primarily due to an increase in third party cost during the second quarter of 2014.  Third party cost fluctuates based on the mix of software sold. Additionally, for the six months ended June 30, 2014, our overall product revenue gross margin decreased due to a higher mix of hardware sales received during the first quarter of 2014, which contribute to lower margin than software sales and increases in third party costs in the second quarter of 2014.

Costs of Recurring Revenues

Costs of recurring revenues increased primarily due to growth in compensation expenses related to staffing increases to support our expanding customer base and the growing number of cloud-based deployments, as well as related increases in depreciation, telecommunications, data center and other related expenses as we continue to build the infrastructure to support our cloud deployments around the world. Recurring revenue gross margin decreased primarily due to the increase in cloud revenues which have a lower gross margin than support fees.

Costs of Services Revenues

Costs of services revenues increased, resulting in a decrease in service revenue gross margin, primarily due to an increase in compensation, travel, and other direct expenses resulting from an increase in staff hired to meet the demand for our professional services. We also supplemented our services staff by increasing our utilization of third parties to assist with customer implementations during the three and six months ended June 30, 2014, resulting in increased outsourced services expense compared to the same periods in 2013.

Gross Profit
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Gross Profit	$45,918	$49,109	$93,301	$96,626
Change from prior period	(6)%	36%	(6)%	35%
Percentage of total revenues	57.5%	64.4%	58.6%	64.6%

Gross margin decreased during the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to our investment in technical staff and increased data center costs to support our expanding cloud customer base.

Operating Expenses

Our operating expenses include costs for:  (i) sales and marketing; (ii) research and development; and (iii) general and administrative operations.

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our sales, marketing, client success and channel management operations for our on-premises and cloud-based deployments. We expect sales and marketing expenses to increase in future periods as we continue expanding our sales organization and increasing our marketing and other promotional efforts, which we believe is critical to our future growth as we continue to increase our market share and expand internationally.

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

As our cloud-based orders as a percentage of total orders increase, operating expenses as a percentage of total revenues may increase because revenues for cloud-based deployments are recognized over time while most related operating expenses costs are recognized as incurred.

Operating Expenses

			Percent of Total Revenues
	Three Months Ended June 30,		Three Months Ended June 30,		Increase
	2014	2013	2014	2013	2014 vs. 2013
	($ in thousands)		(%)	(%)	(%)
Sales and marketing	$30,151	$26,040	37.8	34.2	16
Research and development	15,906	13,168	19.9	17.3	21
General and administrative	10,898	8,584	13.7	11.3	27
Total operating expenses	$56,955	$47,792			19

			Percent of Total Revenues
	Six Months Ended June 30,		Six Months Ended June 30,		Increase
	2014	2013	2014	2013	2014 vs. 2013
	($ in thousands)		(%)	(%)	(%)
Sales and marketing	$57,649	$49,541	36.2	33.1	16
Research and development	29,705	25,692	18.6	17.2	16
General and administrative	21,325	16,198	13.4	10.8	32
Total operating expenses	$108,679	$91,431			19

Sales and Marketing

Sales and marketing expenses increased primarily due to increases in compensation expenses as a result of staffing increases. Additionally, we increased spending year-over-year on marketing programs, including promotional and branding initiatives.

Research and Development

Research and development expenses increased primarily due to increased compensation and other related expenses resulting from staffing increases. Additionally, expenses related to outsourced services for localization and third party data center services as well as expenses related to recruiting increased to support staffing increases.

We capitalized $2.7 million and $4.5 million of development costs for internal use software for our next generation cloud communication platform in the three and six months ended June 30, 2014, respectively. We will continue to capitalize development costs related to this project and will begin amortizing such costs once the software is released for general availability, which we expect to be in the fourth quarter of 2014.

General and Administrative

General and administrative expenses increased primarily due to an increase in compensation cost, primarily resulting from staffing increases to support our overall personnel growth, and expenses related to legal services, software, consulting, professional development and recruiting increased to support growth in our business.

Other Income (Expense):

Interest Income, net

Interest income, net, consists of interest earned from investments, receivables and interest-bearing cash accounts. Interest expense and fees, which were not material in either period reported, are also included. We invest in longer term investments with maturities up to three years to increase our overall yield on investments and monitor the allocation of funds in our investment accounts to maximize our return on investment within our established investment policy. We do not have investments in subprime assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Cash, cash equivalents, and investments (average)	$95,464	$84,618	$96,906	$83,995
Interest income on investments, net	275	250	557	449
Return on investments (annualized)	1.15%	1.18%	1.15%	1.07%

Interest earned on investments increased primarily as a result of higher average cash balances invested compared to prior periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Other income (expense)	$(190)	$27	$(386)	$(1,375)

Other expense decreased during the six months ended June 30, 2014 compared to the same period last year because  we began hedging our exposure related to certain foreign intercompany loan receivables in April 2013.

Income Tax Benefit
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Income tax benefit	(4,630)	(1,775)	$(6,793)	$(1,020)

Our effective tax rate for the three and six months ended June 30, 2014 was 40.5% and 41.0% respectively, without the effects of discrete tax items, compared to 61.4% and 2.4%, respectively, for the same periods in 2013.   During the six months ended June 30, 2014, the Company recorded a $150,000 credit related to a discrete item.  There was no such discrete item recorded in the three months ended June 30, 2014. The effective tax rate for the three and six months ended June 30, 2014 was 40.5% and 42.0%. If the U.S. federal research and development tax credit is extended through 2014, our annual effective tax rate is expected to be 44.6%.  This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations, and certain income tax credits.

We are currently projecting a taxable net operating loss for 2014 of $21.0 million of which $10.8 million will be carried back to December 31, 2012.  The remaining projected net operating loss carryforward of $10.2 million as a result of compensation for tax purposes for stock option exercises.  In accordance with FASB ASC 718, these stock option compensation deductions have not been recognized for financial reporting purposes because they have not yet reduced taxes payable.  The tax benefit of these deductions will be recorded as a credit to additional paid-in-capital if and when realized.

We operate foreign entities under both the cost plus and reseller models. The impact of the foreign effective income tax rates could become more material as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Subsidiaries	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Foreign Subsidiary Income Before Taxes	$947	$3,567	$1,600	$1,300
Foreign Tax Expense	195	838	348	411

The change in foreign tax expense for the three and six months ended June 30, 2014 was in part due to switching our Canadian subsidiary from a  cost plus model to the reseller model during the first quarter of 2014.

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

As our order mix continues to shift to a higher percentage of cloud-based orders as a percentage of total orders, our liquidity may decrease due to cash collection being spread over the term of the contract. Gross margins decreased during the three and six months ended June 30, 2014 compared to the same periods in 2013 as we continued to invest in infrastructure and personnel for our cloud solutions. Since we continue to invest in infrastructure for our cloud solutions ahead of orders, our margin on cloud-based orders is lower than on-premises orders, which may decrease our liquidity.  We expect our margin on cloud-based orders will increase as we continue to build a stream of recurring revenues and implement changes in our cloud infrastructure.

We determine liquidity by combining cash and cash equivalents and short-term and long-term investments as shown in the table below. Based on our recent performance and current expectations, we believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our working capital requirements and current or expected obligations associated with our operations over the next 12 months and into the foreseeable future. Our largest potential capital outlay in the future is expected to be related to acquisitions and purchases of furniture and equipment. If our liquidity is not sufficient to purchase a targeted company with our existing cash, we may need to raise additional capital, either through the capital markets or debt financings. However, there can be no assurance that we would be successful in raising additional capital on terms that are satisfactory.

	June 30, 2014	December 31, 2013
	($ in thousands)
Cash and cash equivalents	$34,534	$65,881
Short-term investments	38,664	32,162
Long-term investments	12,784	9,787
Total liquidity	$85,982	$107,830

We believe that the funds of Interactive Intelligence Group, Inc. and its subsidiaries that are held in foreign accounts can be transferred into the U.S. with limited tax consequences. Given our strong liquidity in the U.S., however, we do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. As of June 30, 2014, Interactive Intelligence Group, Inc. held a total of $1.0 million in its various foreign bank accounts and its foreign subsidiaries held a total of $18.3 million in their various bank accounts. The temporary difference related to unremitted earnings of our foreign affiliates as of June 30, 2014, that have not been subject to United States income taxation as dividends and are indefinitely invested outside the United States, was  $21.7 million. If we were to repatriate all of those earnings to Interactive Intelligence Group, Inc. in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $4.6 million.

The following table shows the U.S dollar equivalent of our foreign account balances for the stated periods:

	June 30, 2014	December 31, 2013
	($ in thousands)
Euro	$10,714	$9,561
New Zealand dollar	2,200	1699
Australian dollar	1,881	5,886
Other foreign currencies	1,565	1,391
South African rand	1,423	4,108
Canadian dollar	812	1,581
British pound	706	1,401
Total	$19,301	$25,627

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2014	2013
	($ in thousands)
Beginning cash and cash equivalents	$65,881	$45,057
Cash provided by operating activities	3,842	12,799
Cash used in investing activities	(38,078)	(22,404)
Cash provided by financing activities	2,889	7,599
Ending cash and cash equivalents	$34,534	$43,051
Days sales outstanding (DSO)	73	83

Cash flow from operations was  $8.9 million lower during the first six months of 2014 compared to the same period in 2013. Cash flow from operations consists of our earnings adjusted for various non-cash expenses, such as depreciation and amortization, as well as balance sheet changes. Our cash flow from operations during the first six months of 2014 was primarily affected by changes in deferred revenues,  net income,  taxes, accounts receivables and accrued liabilities.

Deferred revenues decreased and reduced our cash flow from operations during the first six months of 2014 compared to the same period in 2013 as a result of the recognition of previously deferred revenues during the first six months of 2014 as well as decreases in product orders during the first six months of 2014.

Increases in taxes receivables decreased our cash flow from operations. We had a tax receivable balance at June 30, 2014 of $5.3 million related to an income tax benefit recognized during 2013 resulting from the changes we adopted in the second quarter of 2013 with respect to our transfer pricing methods for our foreign subsidiaries.

Accounts receivables  positively affected our cash flow from operations during the first six months of 2014 compared to the same period in 2013 as a result of strong collections on our outstanding accounts receivable balance, which improved our Day Sales Outstanding (“DSO”).

Cash used in investing activities increased $15.7 million in the first  six months of 2014 compared to the same period in 2013, primarily due to a  $10.1 million increase in purchases of available-for-sale investments as well as increases in capitalized software costs and $9.3 million in cash used to fund the OrgSpan acquisition, partially offset by increased proceeds resulting from the sale of available-for-sale investments.

Cash provided by financing activities decreased $4.7 million in the first six months of 2014 compared to the same period in 2013, primarily due to decreases in proceeds from stock options exercised,  reduced tax benefit from stock-based payment arrangements and additional tax withholdings on RSUs.

Contractual Obligations

Contractual obligations for operating leases increased by $59.7 million as of June 30, 2014 compared to contractual obligations as of December 31, 2013, as a result of our headquarters expansion. Our world headquarters are located in three office buildings in Indianapolis, Indiana, which space was formerly leased pursuant to that certain Office Lease Agreement (the “Office Lease”), dated April 1, 2001, between us and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership), as amended.  On May 6, 2014, we entered into a lease termination agreement with Duke Realty Limited Partnership, whereby the Office Lease (and the eight amendments thereto) was terminated.  In place of such Office Lease and amendments, on May 6, 2014, we entered into new separate lease agreements with Duke Realty Limited Partnership for each of the three office buildings, one of which expires on March 31, 2018 and two of which expire on or after June 30, 2025.

On May 6, 2014, we entered into an additional lease agreement with Duke Construction Limited Partnership to expand our world headquarters to include a fourth, build-to-suit office building in Indianapolis, Indiana.  The target date for completion of construction of the fourth office building is July 1, 2015 and the lease term expires 10 years after construction is completed.

For an updated Contractual Obligations table as of June 30, 2014, see Note 8 – Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on form 10-Q.

 Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in Note 8 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on form 10-Q, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of June 30, 2014.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Canadian dollar, South African rand, Australian dollar, New Zealand dollar and the euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our solutions more expensive and less competitive in foreign markets. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may price our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. As of June 30, 2014, we had outstanding hedging arrangements for the euro, South African rand, Australian dollar, Canadian dollar, British Pound and New Zealand dollar.  For the three and six months ended June 30, 2014, we recorded  foreign currency losses of $190,000 and $385,000, respectively.

For the three and six months ended June 30, 2014, approximately 21% and 22% of our revenues and 21% and 20% of our expenses, respectively, were denominated in a foreign currency. As of June 30, 2014 we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or losses, consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $13.1 million. A 10% change in foreign currency exchange rates if not hedged would have changed the carrying value of these net assets by approximately $1.3 million as of June 30, 2014, with a corresponding foreign currency gain (loss) recognized in our condensed consolidated statements of operations.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at June 30, 2014, the fair value of our portfolio would  decrease by approximately $439,000.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material additions or changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

WE HAVE EXPERIENCED OPERATING LOSSES IN RECENT PERIODS. IF WE CONTINUE TO EXPERINCE THESE LOSSES, WE MAY NOT BE ABLE TO UTILIZE NET OPERATING LOSS CARRY FORWARDS AND MAY HAVE TO RECORD A VALUATION ALLOWANCE

At June 30, 2014, we have recorded a net deferred tax asset of $26.0  million.  FASB ASC Topic 740, Income Taxes (“FASB ASC 740”) permits this asset to be recorded if the asset meets a more likely than not standard (i.e. more than 50 percent likely) that the asset will be realized. Realization of our net deferred tax asset depends on our ability to generate sufficient future taxable income of the appropriate character within carryforward periods of the jurisdictions in which the net operating and capital losses, tax credits and deductible temporary differences were incurred. Because the realization of the deferred tax asset relies on a projection of future income, we view this as a critical accounting estimate.

In making this estimate, we considered our on-going ability to generate operating income. The realization of the deferred tax asset is highly dependent on our future profitability. If we continue to experience operating losses, we may not be able to utilize the net operating loss carryforwards prior to their expiration. Cumulative losses over a recent period (generally considered to be three years) are significant negative evidence related to our ability to rely on future projections of taxable income.  We continuously evaluate our forecasts of future operating income to determine whether there will be sufficient operating income. However, there are many risk factors that could affect the attainment of our forecasted financial results, including, but not limited to, those disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

When assessing the realization of our deferred tax assets at June 30, 2014, we considered all available evidence, including (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed during 2014 and expected to be completed during 2014 and 2015 that are designed to eliminate or limit a recurrence of the factors that contributed to the recent cumulative losses, giving greater weight to actions completed through June 30, 2014 and to the expectation that strategies will be executed in 2015 to mitigate losses in the future, (iii) the carryforward periods for the net operating and foreign tax credit carryforwards, (iv) the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier future years in the forecast period, and (v) tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 14, 2014, we acquired all of the outstanding capital stock of OrgSpan, Inc. (“OrgSpan”) pursuant to the terms of a Stock Purchase Agreement, dated as of May 14, 2014, among the Company, Dr. Brown, Jeffrey Swartz and each of the other sellers named therein. As previously disclosed, Dr. Brown, our Chairman of the Board, President and Chief Executive Officer, was a founder and majority stockholder of OrgSpan.  Under the terms of the Stock Purchase Agreement, in consideration for all of the capital stock of OrgSpan, we paid consideration of approximately $14.1 million, which included the repayment of OrgSpan’s outstanding debt of approximately $8.0 million and approximately $1.4 million in cash paid to OrgSpan’s stockholders (other than Dr. Brown) and to holders of vested OrgSpan stock options. In exchange for his shares of OrgSpan stock, Dr. Brown has the right to receive an aggregate of 98,999 restricted shares of our common stock (the “Restricted Shares”), representing approximately $4.7 million of the purchase price, which Restricted Shares will vest and be issued by us upon the achievement of certain performance-based conditions tied to the launch and sales of our next generation multi-tenant cloud communication platform, which incorporates certain OrgSpan products and technology. The number of Restricted Shares to be received by Dr. Brown was determined on the basis of a 20-day average closing price of our common stock of $61.65. The difference between the $15.6 million purchase price disclosed in the 8-K filed on May 14, 2014 and the $14.1 million noted above is a result of the change in the common stock price of the 98,999 restricted shares received by Dr. Brown. The Restricted Shares will not be registered under the Securities Act, in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.  In the Stock Purchase Agreement, Dr. Brown represented as to his status as an “accredited investor,” as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and as to his intention to acquire the securities solely for his own account for investment purposes only and not with a view toward their distribution.

Item 6. Exhibits

(a) Exhibits
		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex II to the Proxy Statement / Prospectus	4/27/2011

3.2	Amended By-Laws of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex III to the Proxy Statement / Prospectus	4/27/2011

2.1	Stock Purchase Agreement, dated as of May 14, 2014, among Interactive Intelligence Group, Inc., Donald E. Brown, M.D., Jeffrey Swartz and each of the other sellers thereto	8-K	2.1	5/14/2014

10.1	Lease Termination Agreement, dated as of May 6, 2014, between Interactive Intelligence, Inc. and Duke Realty Limited Partnership	8-K	10.1	5/12/2014

10.2	Office Lease, dated as of May 6, 2014, between Interactive Intelligence Group, Inc. and Duke Realty Limited Partnership. (7602 Interactive Way) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)	8-K	10.2	5/12/2014

10.3	Office Lease, dated as of May 6, 2014, between Interactive Intelligence Group, Inc. and Duke Realty Limited Partnership. (7601 Interactive Way) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)	8-K	10.3	5/12/2014

10.4	Office Lease, dated as of May 6, 2014, between Interactive Intelligence Group, Inc. and Duke Realty Limited Partnership. (7635 Interactive Way) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)	8-K	10.4	5/12/2014

10.5	Office Lease, dated as of May 6, 2014, between Interactive Intelligence Group, Inc. and Duke Construction Limited Partnership. (Woodland VII) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)	8-K	10.5	5/12/2014

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following materials from Interactive Intelligence Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting language):  (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: August 8, 2014	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)