Form 10-Q
period 2014-09-30
Interactive Intelligence Group, Inc.
filed 2014-11-07
CIK 1517650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October  31, 2014,  there were 21,088,047 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2014 and December 31, 2013
(in thousands, except share amounts)

	September 30,	December 31,
	2014	2013
Assets	unaudited
Current assets:
Cash and cash equivalents	$30,263	$65,881
Short-term investments	29,608	32,162
Accounts receivable, net of allowance for doubtful accounts
of $840 at September 30, 2014 and $1,233 at December 31, 2013	70,934	80,414
Deferred tax assets, net	30,585	23,684
Prepaid expenses	28,706	21,989
Other current assets	18,401	13,566
Total current assets	208,497	237,696
Long-term investments	9,679	9,787
Property and equipment, net	42,498	36,919
Goodwill	44,560	37,298
Intangible assets, net	24,208	20,613
Other assets, net	26,328	10,909
Total assets	$355,770	$353,222

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,297	$8,727
Accrued liabilities	15,570	15,162
Accrued compensation and related expenses	18,421	17,494
Deferred product revenues	6,459	10,412
Deferred recurring revenues	72,193	70,762
Deferred services revenues	8,987	10,868
Total current liabilities	130,927	133,425
Long-term deferred revenues	19,828	23,914
Deferred tax liabilities, net	1,565	2,388
Other long-term liabilities	7,323	4,140
Total liabilities	159,643	163,867

Shareholders' equity:
Preferred stock, no par value;
10,000,000 authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 authorized;
21,051,145 issued and outstanding at September 30, 2014,
20,504,106 issued and outstanding at December 31, 2013	211	205
Additional paid-in capital	190,448	170,072
Accumulated other comprehensive loss, net of tax	(3,782)	(1,676)
Retained earnings	9,250	20,754
Total shareholders' equity	196,127	189,355
Total liabilities and shareholders' equity	$355,770	$353,222

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2014 and 2013
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product	$27,764	$26,913	$72,158	$82,813
Recurring	48,095	37,537	136,121	106,470
Services	13,603	13,519	40,461	38,166
Total revenues	89,462	77,969	248,740	227,449
Costs of revenues:
Costs of product	6,932	6,599	20,269	21,691
Costs of recurring	16,816	11,466	46,196	31,423
Costs of services	11,550	9,609	33,365	27,316
Amortization of intangible assets	177	49	363	147
Total costs of revenues	35,475	27,723	100,193	80,577
Gross profit	53,987	50,246	148,547	146,872
Operating expenses:
Sales and marketing	30,651	24,765	89,559	74,306
Research and development	15,528	12,348	45,233	38,040
General and administrative	10,800	8,994	32,124	25,192
Amortization of intangible assets	472	464	1,420	1,395
Total operating expenses	57,451	46,571	168,336	138,933
Operating income (loss)	(3,464)	3,675	(19,789)	7,939
Other income (expense):
Interest income, net	274	169	831	618
Other expense	(279)	(476)	(665)	(1,851)
Total other income (expense)	(5)	(307)	166	(1,233)
Income (loss) before income taxes	(3,469)	3,368	(19,623)	6,706
Income tax benefit (expense)	1,326	(1,741)	8,119	(721)
Net income (loss)	$(2,143)	$1,627	$(11,504)	$5,985
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,641)	(461)	(1,985)	(340)
Unrealized investment gain (loss) - net of tax	(95)	78	(121)	(150)
Comprehensive income (loss)	$(4,879)	$1,244	$(13,610)	$5,495

Net income (loss) per share:
Basic	$(0.10)	$0.08	$(0.55)	$0.30
Diluted	(0.10)	0.08	(0.55)	0.29

Shares used to compute net income (loss) per share:
Basic	20,904	20,112	20,851	19,922
Diluted	20,904	21,180	20,851	20,978

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2014
(in thousands)
(unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balances, December 31, 2013	20,504	$205	$170,072	$(1,676)	$20,754	$189,355

Stock-based compensation expense	-	-	11,209	-	-	11,209
Issuances of restricted shares	-	-	4,692	-	-	4,692
Exercise of stock options	456	6	6,448	-	-	6,454
Issuances of common stock	15	-	914	-	-	914
Issuance of restricted stock units, net of tax withholdings	76	-	(2,704)	-	-	(2,704)
Reduction of tax benefits from stock-based payment arrangements	-	-	(183)	-	-	(183)
Net loss	-	-	-	-	(11,504)	(11,504)
Foreign currency translation adjustment	-	-	-	(1,985)	-	(1,985)
Net unrealized investment loss - net of tax	-	-	-	(121)	-	(121)
Balances, September 30, 2014	21,051	$211	$190,448	$(3,782)	$9,250	$196,127

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$(11,504)	$5,985
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	11,376	7,665
Amortization	1,783	1,542
Other non-cash items	(520)	1,549
Stock-based compensation expense	10,278	6,953
Excess tax benefit from stock-based payment arrangements	-	(3,352)
Deferred income tax	(7,906)	4,766
Amortization (accretion) of investment premium (discount)	193	(260)
Loss on disposal of fixed assets	40	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,480	4,062
Prepaid expenses	(6,663)	(6,522)
Other current assets	(5,004)	(12,758)
Accounts payable	570	4,384
Accrued liabilities	487	(8,001)
Accrued compensation and related expenses	927	276
Deferred product revenues	(3,957)	5,732
Deferred recurring revenues	1,431	1,707
Deferred services revenues	(5,963)	9,213
Other assets and liabilities	1,887	603
Net cash provided by (used in) operating activities	(3,065)	23,544
Investing activities:
Sales of available-for-sale investments	35,350	19,776
Purchases of available-for-sale investments	(32,967)	(29,390)
Purchases of property and equipment	(17,072)	(18,732)
Capitalized internal use software cost	(13,320)	(2,889)
Acquisitions, net of cash acquired	(9,173)	(725)
Unrealized gain on investment	(35)	(20)
Net cash used in investing activities	(37,217)	(31,980)
Financing activities:
Proceeds from stock options exercised	6,454	10,464
Proceeds from issuance of common stock	914	609
Tax withholding on restricted stock awards	(2,704)	(961)
Excess tax benefit from stock-based payment arrangements	-	3,352
Net cash provided by financing activities	4,664	13,464
Net increase (decrease) in cash and cash equivalents	(35,618)	5,028
Cash and cash equivalents, beginning of period	65,881	45,057
Cash and cash equivalents, end of period	$30,263	$50,085

Cash paid during the period for:
Interest	$-	$4
Income taxes	2,389	7,196

Other non-cash item:
Purchase of property and equipment payable at end of period	2,944	3,271

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013 (unaudited)

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

Revisions and Adjustments

Effective January 1, 2014, the Company revised certain personnel related expenses which were included in cost of recurring revenues in prior periods to sales and marketing expenses. In prior years, these costs were not significant; however, as these costs have continued to increase in line with the Company’s growth strategy related to its cloud offerings, the Company concluded that it is appropriate to report these personnel related expenses as sales and marketing. For the three and nine months ended September 30, 2013,  $243,000 and $661,000  have been revised to sales and marketing expenses based on this new expense presentation. The revision did not have any impact on the overall results previously reported.

During the third quarter of 2014, the Company revised certain additional personnel related expenses which were included in cost of recurring revenues in prior periods to sales and marketing expenses. For the nine months ended September 30, 2014,  $1.3 million has been revised to sales and marketing expenses based on this new expense presentation. The revision did not have any impact on the quarterly results for 2014 or on the overall results previously reported.

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

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (“FASB ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. FASB ASU 2014-09 will replace most existing GAAP revenue recognition guidance when it becomes effective. This guidance becomes effective for the Company on January 1, 2017. Early adoption is not permitted. This guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that FASB ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the guidance on its ongoing financial reporting.

The Company capitalizes costs related to its next generation cloud communication platform and certain projects for internal use in accordance with FASB Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Once a solution has reached the development stage, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. The capitalization of costs ceases upon completion of all substantial testing. Costs incurred in the preliminary stages of development, maintenance and training costs are expensed as incurred. During the three and nine months ended September 30, 2014, the Company capitalized $5.1 million and $9.6 million, respectively, of costs related to the development of its next generation cloud communication platform, compared to the capitalization of $1.7 million during the same periods in 2013. The Company will continue to capitalize development costs related to this project and will begin amortizing such costs once the software is released for general availability, which is expected to be in the fourth quarter of 2014.

Additionally, in 2013 the Company purchased new business software to meet its internal administrative needs and it has no plans to market such software externally. During the three and nine months ended September 30, 2014, the Company capitalized $0.5 million and $1.9 million, respectively, of costs associated with development and implementation of this software.

During the three and nine months ended September 30, 2014, there were no other material changes to the Company’s significant accounting policies or critical accounting estimates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss), as reported (A)	$(2,143)	$1,627	$(11,504)	$5,985

Weighted average shares of common stock outstanding (B)	20,904	20,112	20,851	19,922
Dilutive effect of employee stock options and RSUs	-	1,068	-	1,056
Common stock and common stock equivalents (C)	20,904	21,180	20,851	20,978

Net income (loss) per share:
Basic (A/B)	$(0.10)	$0.08	$(0.55)	$0.30
Diluted (A/C)	(0.10)	0.08	(0.55)	0.29

The Company’s calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2014 excludes RSUs and stock options to purchase approximately 1.2 million and 1.0 million  shares  of the Company’s common stock, respectively, as their effect would be anti-dilutive,  and excludes stock options to purchase approximately 40,000 and 212,000 shares, respectively, during the same periods in 2013.

4.INVESTMENTS

FASB ASC Topic 820, Fair Value Measurement (“FASB ASC 820”), as amended, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

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

The Company’s short-term investments all mature in less than one year and its long-term investments all mature within three years. Both short-term and long-term investments are considered available for sale. The Company’s assets that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include money market securities and U.S government securities. Such instruments are classified within Level 1 of the fair value hierarchy. The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include corporate notes, agency bonds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheets, measured at fair value as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at September 30, 2014 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$27,278	$27,278	$-	$-
Money market funds	2,985	2,985	-	-
Total	$30,263	$30,263	$-	$-

Short-term investments:
Corporate notes	27,260	-	27,260	-
Commercial paper	2,348	-	2,348	-
Total	$29,608	$-	$29,608	$-

Long-term investments:
Corporate notes	$8,678	$-	$8,678	$-
US government securities	1,001	1,001	-	-
Total	$9,679	$1,001	$8,678	$-

	Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$57,715	$57,715	$-	$-
Money market funds	8,166	8,166	-	-
Total	$65,881	$65,881	$-	$-

Short-term investments:
Agency bonds	$1,008	$-	$1,008	$-
Corporate notes	28,307	-	28,307	-
Commercial paper	2,297	-	2,297	-
Certificates of deposit	550	-	550	-
Total	$32,162	$-	$32,162	$-

Long-term investments:
Corporate notes	$9,787	$-	$9,787	$-
Total	$9,787	$-	$9,787	$-

5.ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company records unbilled accounts receivable, which represents amounts recognized as revenues for invoices that have not yet been sent to customers. This balance fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the work performed is ahead of the billing milestones related to a services engagement, unbilled accounts receivable will be recorded. The balance of unbilled accounts receivable recorded as of September 30, 2014 and December 31, 2013 was $10.1 million and $6.5 million, respectively.

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of September 30, 2014 or December 31, 2013 or for more than 10% of the Company’s revenues for the three and nine months ended September 30, 2014 or 2013. The Company’s top five customers or partners collectively represented 20% and 27% of the Company’s accounts receivables balance at September 30, 2014 and December 31, 2013, respectively.

No individual country accounted for more than 10% of the Company’s revenues except for the United States, which accounted for 64% and 63% of the Company’s revenues in the three and nine months ended September 30, 2014,  respectively, and 65% of the Company’s revenues in both the three and nine months ended September 30, 2013. The Company attributes revenues to countries based on the country in which the customer or partner is located.

6.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s stock option plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended and as assumed by the Company (the “2006 Plan”), stock appreciation rights, restricted stock, RSUs, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. At the Company’s 2013 Annual Meeting of Shareholders held on May 22, 2013, the Company’s shareholders approved an amendment to the 2006 Plan to increase the number of shares available for issuance under the 2006 Plan by 2,000,000 shares. A maximum of 9,050,933 shares are available for delivery under the 2006 Plan, which consists of (i) 5,350,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant. As of September 30, 2014, there were approximately 1.8 million shares of stock available for issuance for equity compensation awards under the 2006 Plan.

The Company grants RSUs and three types of stock options. The first type of stock option is non-performance-based subject only to time-based vesting, and these stock options are granted by the Company as annual grants to executives, to certain new employees and to newly-elected non-employee directors.  These stock options vest in four equal annual installments beginning one year after the grant date.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the related service period.

The second type of stock option granted by the Company is performance-based subject to cancellation if the specified performance targets are not met. If the applicable performance targets have been achieved, the options will vest in four equal annual installments beginning one year after the performance-related period has ended. The fair value of these stock option grants is determined on the date of grant and the related compensation expense is recognized over the related service period, including the initial period for which the specified performance targets must be met.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718,  Compensation – Stock Compensation (“FASB ASC 718”) for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense by category:
Costs of recurring revenues	$385	$213	$1,059	$588
Costs of services revenues	117	69	338	185
Sales and marketing	1,248	821	3,381	2,443
Research and development	741	689	3,047	1,998
General and administrative	851	629	2,453	1,739
Total stock-based compensation expense	$3,342	$2,421	$10,278	$6,956

During the three and nine months ended September 30, 2014, the Company capitalized $931,000 of stock compensation expense related to the development of the Company’s next generation cloud communication platform.

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

Non-performance-based options are granted during the year to newly-elected non-employee directors, if any, during the second quarter of each year, and during the first quarter of each year to senior management. Performance-based options are only granted to sales employees during the first quarter of each year. The weighted-average estimated per option value of non-performance-based and performance-based options granted under the 2006 Plan during the nine months ended September 30, 2014 and 2013 used the following assumptions:

	Nine Months Ended September 30,
Valuation assumptions for non-performance-based options:	2014	2013
Dividend yield	-%	-%
Expected volatility	60.86%	49.85 - 55.80%
Risk-free interest rate	1.43%	0.61 - 1.11%
Expected life of option (in years)	4.00	4.25

	Nine Months Ended September 30,
Valuation assumptions for performance-based options:	2014	2013
Dividend yield	-%	-%
Expected volatility	59.51%	57.56%
Risk-free interest rate	1.60%	0.73%
Expected life of option (in years)	4.50	4.75

	Nine Months Ended September 30,
Valuation assumptions for annual director options	2014	2013
Dividend yield	-%	-%
Expected volatility	61.70%	49.33%
Risk-free interest rate	1.17%	0.54%
Expected life of option (in years)	4.00	3.50

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the nine months ended September 30, 2014:

		Weighted-
		Average
		Exercise
	Options	Price
Balances, beginning of year	1,852,620	$22.25
Options granted	271,250	63.70
Options exercised	(455,661)	14.29
Options cancelled, forfeited or expired	(49,500)	41.69
Options outstanding	1,618,709	30.84
Option price range	$4.31 - 66.39
Weighted-average fair value of options granted	$31.92
Options exercisable	927,211	21.41

The following table sets forth information regarding the Company’s stock options outstanding and exercisable as of September 30, 2014:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of Exercise				Contractual	Exercise		Exercise
Prices			Number	Life	Price	Number	Price
$4.31	-	$4.61	35,000	0.16	$4.48	35,000	$4.48
6.66	-	6.66	171,510	0.44	6.66	171,510	6.66
11.14	-	19.34	107,750	1.19	16.00	97,750	15.85
19.66	-	19.66	246,950	1.44	19.66	236,325	19.66
19.77	-	22.92	10,000	3.05	22.48	5,000	22.09
24.50	-	24.50	242,500	3.47	24.50	91,250	24.50
25.00	-	30.92	77,750	3.53	26.96	49,750	26.23
32.33	-	32.33	194,750	2.48	32.33	127,000	32.33
32.53	-	39.97	226,249	4.06	37.85	73,626	35.37
48.12	-	66.39	306,250	5.55	61.81	40,000	49.84
Total shares/average price			1,618,709	2.97	30.84	927,211	21.41

The total intrinsic value of options exercised during the quarter ended September 30, 2014 was $21.7 million. The aggregate intrinsic value of options outstanding as of September 30, 2014 was $23.9 million and the aggregate intrinsic value of options currently exercisable as of September 30, 2014 was $19.2 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $41.80 as of September 30, 2014, which would have been realized by the option holders had all option holders exercised their options as of that date.

As of September 30, 2014, there was $11.1 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 2.06 years.

The following table sets forth a summary of RSU activity for the nine months ended September 30, 2014:

		Weighted-
		Average Grant
	Awards	Date Price
Balances, beginning of year	385,701	$36.72
RSUs granted	342,919	60.90
RSUs vested	(115,750)	34.95
RSUs forfeited	(26,626)	52.67
RSUs outstanding	586,244	50.49

As of September 30, 2014, there was $24.8 million of total unrecognized compensation cost related to unvested RSUs. These costs are expected to be recognized over the weighted average remaining vesting period of 2.45 years.

wi

7.	INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2014 was 38.2% and 40.6%, without the effects of discrete tax items, compared to 36.2% and 19.5%, respectively, for the same periods in 2013.  During the nine months ended September 30, 2014, the Company recorded a $150,000 credit related to a discrete item. There was no such discrete item recorded in the three months ended September 30, 2014.  With the effects of the discrete tax item, the Company’s effective tax rate for the nine months ended September 30, 2014 was 41.4%. The Company’s effective tax benefit rate for the nine months ended September 30, 2014 was higher than the federal statutory tax rate of 35.0% primarily due to the allocation of book operating results between the US and foreign entities and the impact of permanent tax differences on pre-tax operating results during the nine months ended September 30, 2014.

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

The following amounts set forth in the table are as of September 30, 2014 (in thousands).

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations
Operating lease obligations	$105,320	$3,482	$26,899	$21,174	$53,765
Purchase obligations	13,103	6,342	6,761	-	-
Other obligations	1,702	-	-	1,702	-
Total	$120,125	$9,824	$33,660	$22,876	$53,765

As set forth in the Contractual Obligations table, the Company has operating lease obligations and purchase obligations that are not recorded in its consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to FASB ASC Topic 840, Leases (“FASB ASC 840”).  The obligations include the operating leases of the Company’s world headquarters, some of which extend to the year 2025, and the leases of several other locations for its offices in the United States and 20 other countries with initial lease terms of up to five years. The Company rents office space for sales, services, development and international offices under month-to-month leases. In accordance with FASB ASC 840, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

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

OrgSpan Acquisition

On May 14, 2014, the Company entered into a stock purchase agreement and acquired OrgSpan, Inc. (“OrgSpan”), a privately held provider of cloud-based enterprise social communications solutions.  The Company purchased OrgSpan to leverage technology that will provide efficient deployment of the Company’s next generation multi-tenant cloud communication platform.  As previously disclosed, Donald E. Brown, the Company’s Chairman of the Board, President and Chief Executive Officer, was a founder and majority stockholder of OrgSpan.  The Company purchased OrgSpan for approximately $14.1 million, partially funded with cash on hand, which included the repayment of OrgSpan’s outstanding debt of approximately $8.0 million. OrgSpan’s outstanding debt consisted primarily of operating loans provided by Dr. Brown bearing interest at a rate of 4.25% per annum. Approximately $1.4 million in cash was paid to OrgSpan’s stockholders (other than Dr. Brown) and to holders of vested OrgSpan stock options. In exchange for his shares of OrgSpan stock, Dr. Brown has the right to receive an aggregate of 98,999 restricted shares of the Company’s common stock (the “Restricted Shares”), representing approximately $4.7 million of the purchase price, which Restricted Shares will vest and be issued by the Company upon the achievement of certain performance-based conditions tied to the launch and sales of the Company’s next generation multi-tenant cloud communication platform, which incorporates certain OrgSpan products and technology. The Restricted Shares will be unregistered. The difference between the $15.6 million purchase price previously disclosed in the Form 8-K filed on May 14, 2014 and the $14.1 million noted above is a result of the difference in the value of the 98,999 Restricted Shares received by Dr. Brown for accounting purposes.  The Company also retained 38 OrgSpan employees as part of the transaction.

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

The preliminary purchase price allocations for the OrgSpan transaction were prepared by the Company’s management utilizing a third-party valuation report, which was prepared in accordance with the provisions of FASB ASC 805, and other tools available to the Company, including conversations with OrgSpan’s management and historical data from the Company’s other acquisitions. The final valuation of the intangible asset is pending as of September 30, 2014. The following table summarizes the preliminary fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

May 1,
2014
Prepaid expenses	$54
Property and equipment, net	144
Intangible assets, net	5,766
Goodwill	8,326
Total assets acquired	14,290
Accrued accounts payable	(5)
Other current liabilities	(168)
Other long-term liabilities	(128)
Net assets acquired	$13,989

Professional fees related to this acquisition and recognized as of September 30, 2014 totaled $610,000,  of which, $10,000 were recognized during the third quarter, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

Intangible assets acquired resulting from this acquisition include technology, which is amortized on a straight-line basis. The following sets forth the technology acquired (dollars in thousands):

	As of September 30, 2014

		Accumulated
	Gross Amount	Amortization	Net Amount
Technology	$5,766	$240	$5,526

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

Professional fees recognized as of September 30, 2014 totaled approximately $21,000 and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

Intangible assets acquired resulting from this acquisition include customer relationships, which are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful life at the date of acquisition (dollars in thousands):

	As of September 30, 2014
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer Relationships	$564	$66	$498	12

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

   The Company records the fair value of its outstanding hedge contracts in other current assets and accrued liabilities depending upon the market value of the forward contracts at each balance sheet date.  The following table summarizes the notional amount and fair value of the Company’s outstanding currency contracts at September 30, 2014 and December 31, 2013, respectively.

	Notional Amount (000's)
	September 30, 2014	December 31, 2013
Euro	$3,295	$12,483
US Dollar	-	880
South African Rand	-	5,134
Australian Dollar	-	4,974
Canadian Dollar	-	2,017
British Pound	-	414
New Zealand Dollar	-	41
Total	$3,295	$25,943

	Fair Value USD (1) (000's)
	September 30, 2014	December 31, 2013
Derivative Asset	$10	$50

___________

(1)	The fair value measurement of these derivative contracts falls within Level 2 of the fair value hierarchy as defined in FASB ASC 820. See Note 4 - Investments for further information.

During the three and nine months ended September 30, 2014,  the Company recorded hedging gains (losses) of $305,000 and ($82,000), respectively, compared to hedging (losses) gains of ($1.1 million)  and $757,000, respectively for the same periods last year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The following will be discussed and analyzed:

•	Forward-Looking Information
•	Overview
•	Revenue, Order Trends, Projections and Acquisition Highlights
•	Comparison of Three and Nine Months Ended September 30, 2014 and 2013
•	Liquidity and Capital Resources
•	Critical Accounting Policies and Estimates

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

Overview

We are a global provider of software and services designed to improve the customer experience. Our primary offering is a suite of applications that provides customers with a multichannel communications platform that is deployed on-premises or through the cloud. We are a recognized leader in the worldwide contact center market. Our software applications provide a range of pre-integrated inbound and outbound communications functionality and this same platform provides solutions for unified communications and business process automation. Our solutions are broadly applicable, and are used by businesses and organizations in various industries, particularly teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services. We continue to invest in our next generation cloud communication platform, Interactive Intelligence PureCloud, which includes various services which will address unified communications and contact center markets and has functionality such as Director and Content Management that can be used by our current premises-based and cloud-based customers.

For further information on our business and the products and services we offer, refer to the Part I, Item 1 “Business” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Our management monitors certain key measures to assess our financial results. In particular, we track trends in on-premises and cloud-based orders and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends, see “Revenue,  Order Trends, Projections and Acquisition Highlights” and “Comparison of Three and Nine Months Ended September 30, 2014 and 2013”  below.

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

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss), as reported	$(2,143)	$1,627	$(11,504)	$5,985

Purchase accounting adjustments:
Increase to revenues	4	44	14	192
Reduction of operating expenses:
Customer relationships	427	419	1,285	1,260
Acquired technology	177	49	363	147
Non-compete agreements	45	45	135	135
Acquisition costs	10	7	610	48
Total	663	564	2,407	1,782
Non-cash stock-based compensation expense:
Costs of recurring revenues	385	213	1,059	588
Costs of services revenues	117	69	338	185
Sales and marketing	1,248	821	3,381	2,446
Research and development	741	689	3,047	1,998
General and administrative	851	629	2,453	1,739
Total	3,342	2,421	10,278	6,956
Non-GAAP income tax expense adjustment	1,606	(471)	5,016	(3,623)
Non-GAAP net income (loss)	$256	$4,141	$(3,835)	$11,100

Operating income (loss), as reported	$(3,464)	$3,675	$(19,789)	$7,939
Purchase accounting adjustments	663	564	2,407	1,782
Non-cash stock-based compensation expense	3,342	2,421	10,278	6,956
Non-GAAP operating income (loss)	$541	$6,660	$(7,104)	$16,677

Diluted EPS, as reported	$(0.10)	$0.08	$(0.55)	$0.29
Purchase accounting adjustments	0.03	0.03	0.12	0.08
Non-cash stock-based compensation expense	0.16	0.11	0.49	0.33
Non-GAAP income tax expense adjustment	(0.08)	(0.02)	(0.24)	(0.17)
Non-GAAP diluted EPS	$0.01	$0.20	$(0.18)	$0.53

Revenue,  Order Trends, Projections and Acquisition Highlights

The tables below show our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2013, 2012 and 2011 and the percentage change over the prior year period,  year-over-year order growth and the percentage of cloud-based and on-premises orders as a percent of total orders for the most recent five quarters and the years ended December 31, 2013, 2012 and 2011 and a summary of orders received during the three and nine months ended September 30, 2014 and 2013.

Period	Revenues	Year-over-Year Growth %
Three Months Ended:
September 30, 2014	$89.5	15%
June 30, 2014	79.8	5
March 31, 2014	79.4	8
December 31, 2013	90.8	29
September 30, 2013	78.0	32

Year Ended December 31:
2013	$318.2	34%
2012	237.4	13
2011	209.5	26

Orders

Period	Year-over-Year Growth %			Orders as a % of Total Orders
Three Months Ended:	Cloud-based		On-premises	Cloud-based	On-premises
September 30, 2014	104%		(9)%	68%	32%
June 30, 2014	(50)	(1)	(17)	52	48
March 31, 2014	165		(14)	59	41
December 31, 2013	1		(26)	47	53
September 30, 2013	75		29	48	52

Year Ended December 31:
2013	87		(1)	50	50
2012	121		25	35	65
2011	187		11	23	77

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014		2013

Change in dollar amount from prior year period:
Total orders	46%	47%	6%	(2)	67%
On-premise orders	(9)%	29%	(14)%		17%
Cloud-based orders	104%	75%	24%	(2)	175%
Cloud-based orders as a % of total orders	68%	48%	61%		52%
Orders from new customers as a % of total orders	68%	53%	53%		40%
Direct orders as a % of total orders	71%	65%	65%		69%
Number of new on-premises customers	43	40	124		168
Number of new cloud-based customers	28	27	71		62
Total orders greater than $250,000	56	47	129		129

______

(1)

Includes the largest contract in our history which was signed in the second quarter of 2013. Excluding this order, our year-over-year cloud-based order growth would have been 69% for the three months ended June 30, 2014.

(2)

Includes the largest contract in our history which was signed in the second quarter of 2013. Excluding this order, our total and cloud-based order growth would have been 34% and 102%, respectively, for the nine months ended September 30, 2014.

Geographic Mix

The following table shows the percentage of orders derived from each of our geographic regions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Americas	84%	78%	78%	81%
Europe, Middle East, and Africa	9	15	15	12
Asia-Pacific	7	7	7	7

Full Year Operating Projections

As our business continues to shift towards the licensing of cloud-based solutions, and revenues related to these licenses are recognized over the contract period, we have reported and may continue to report periods of operating losses. We are currently projecting a taxable net operating loss for 2014 of between $20.0 million and $22.0 million, of which $10.8 million will be carried back to December 31, 2012 for tax purposes.  The remaining projected net operating loss carryforward is a result of compensation for tax purposes for stock option exercises.

Acquisitions

On May 14, 2014, we entered into a stock purchase agreement and acquired OrgSpan, Inc. (“OrgSpan”), a privately held provider of cloud-based enterprise social communications solutions.  As previously disclosed, Donald E. Brown, our Chairman of the Board, President and Chief Executive Officer, was a founder and majority stockholder of OrgSpan.  We purchased OrgSpan for approximately $14.1 million, which included the repayment of OrgSpan’s outstanding debt of approximately $8.0 million. OrgSpan’s outstanding debt consisted primarily of operating loans provided by Dr. Brown bearing interest at a rate of 4.25% per annum. Approximately $1.4 million in cash was paid to OrgSpan’s stockholders (other than Dr. Brown) and to holders of vested OrgSpan stock options. In exchange for his shares of OrgSpan stock, Dr. Brown has the right to receive an aggregate of 98,999 restricted shares of our common stock (the “Restricted Shares”), representing approximately $4.7 million of the purchase price, which Restricted Shares will vest and be issued by us upon the achievement of certain performance-based conditions tied to the launch and sales of our next generation cloud communication platform, which incorporates certain OrgSpan products and technology. The Restricted Shares will be unregistered. The difference between the $15.6 million purchase price previously disclosed in the Form 8-K filed on May 14, 2014 and the $14.1 million noted above is a result of the difference in the value of the 98,999 Restricted Shares received by Dr. Brown for accounting purposes.  We also retained 38 OrgSpan employees as part of the transaction.

On April 1, 2013,  we entered into an agreement with Amtel Communications Ltd. (“Amtel”),  a New Zealand reseller, and acquired certain Interactive Intelligence related contact center assets of Amtel.   We purchased these assets for approximately $725,000,  funded with cash-on-hand and also obtained five Amtel employees as part of the transaction.

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

Revenues

Our revenues include: (i) product revenues; (ii) recurring revenues; and (iii) services revenues. These revenues are generated by direct sales to customers and through our partner channels.

Product revenues include sales of on-premises software licenses and hardware. Not all software and hardware product orders are recognized as revenue when the orders are received from the customer because of product general availability, certain contractual terms or the collection history with particular customers or partners. Consequently, product revenues for any particular period not only reflect certain of the orders received in the current period, but also include certain orders received but deferred in previous periods and recognized in the current period. In addition, a portion of product orders are related to support, and thus that portion is recognized over the support period as recurring revenues.

Recurring revenues include renewals of the support fees from on-premises license agreements and all revenues from our cloud solutions. The support fees are recognized over the support period, generally between one and three years. Cloud-based orders are typically for periods of one to five years. The cumulative weighted average term of our cloud customer contracts was 56 months as of September 30, 2014. The weighted average term of new cloud customer contracts entered during the quarter ended September 30, 2014 was  59 months.

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

Revenues

			Percent of Total Revenues
	Three Months Ended September 30,		Three Months Ended September 30,		Increase
	2014	2013	2014	2013	2014 vs. 2013
	($ in thousands)		(%)	(%)	(%)
Product	$27,764	$26,913	31.0	34.5	3
Recurring	48,095	37,537	53.8	48.1	28
Services	13,603	13,519	15.2	17.3	1
Total revenues	$89,462	$77,969			15

			Percent of Total Revenues
	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
	2014	2013	2014	2013	2014 vs. 2013
	($ in thousands)		(%)	(%)	(%)
Product	$72,158	$82,813	29.0	36.4	(13)
Recurring	136,121	106,470	54.7	46.8	28
Services	40,461	38,166	16.3	16.8	6
Total revenues	$248,740	$227,449			9

Product Revenues

Product revenues increased during the three months ended September 30, 2014, primarily due to the recognition of $6.3 million of previously deferred on-premises orders, which included approximately $1.5 million related to a large customer order received in 2012, partially offset by a 9% decrease in on-premises orders received compared to the same quarter last year. Additionally, we deferred $4.7 million of on-premises orders received during the three months ended September 30, 2014 that were not recognizable based on their contract terms.  During the three months ended September 30, 2013, we recognized $7.0 million of previously deferred on-premises orders, and deferred  $5.5 million of on-premises orders received during the quarter.

Product revenues decreased during the nine months ended September 30, 2014 primarily due to the 14% decrease in the dollar amount of on-premises orders received related to the increasing shift of our business to the cloud.  In addition, we deferred $14.7 million of on-premises orders received during the nine months ended September 30, 2014  that were not recognizable based on contract terms,  offset by the recognition of $15.5 million of previously deferred on-premises orders. During the nine months ended September 30, 2013, we recognized $16.6 million of previously deferred on-premises orders and deferred  $15.9 million of on-premises orders received during the period.

Recurring Revenues

The breakdown of recurring revenues was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Support fees	$33,429	$28,918	$94,517	$82,891
Cloud-based	14,666	8,619	41,604	23,579
Total	$48,095	$37,537	$136,121	$106,470

Support fees increased with the continued growth of our installed base of on-premises customers, and renewal rates were consistent between the 2014 and 2013 periods.

The most significant driver of cloud-based revenues is the number of licensed users.  Cloud-based revenues increased by 70% and 76%, respectively, between the three and nine month periods in 2014 and 2013 primarily due to volume-driven increases from new customers as well as upgrades and additional subscriptions from existing customers. The net price per user per month for our primary offerings varies from period to period, but has remained within a consistent range during the 2014 and 2013 periods. The net price per user per month was not a significant driver of revenue growth for the periods presented.

Our unbilled future cloud-based user revenues were $265.9 million and $153.0 million as of September 30, 2014 and 2013, respectively.  These unbilled cloud-based revenues are not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not been invoiced to the customer. Unbilled cloud-based revenues continue to increase as we build our cloud customer base.

Services Revenues

Services revenues increased primarily due to increases in the number and scope of professional service engagements for both on-premises and cloud-based deployments.  The 1% and 6%  year-over-year increases in services revenues for the three and nine months ended September 30, 2014, respectively, were lower than the increases experienced in previous periods because of the shift in our business to the cloud, which usually involves deployments requiring shorter professional services engagements. As our cloud business grows, we may experience slower growth rates for services revenues.

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

Costs of services revenues consist primarily of compensation expenses for our professional services, client success and educational personnel.

Costs of Revenues

			Percent of Total Revenues
	Three Months Ended September 30,		Three Months Ended September 30,		Increase
	2014	2013	2014	2013	2014 vs. 2013
	($ in thousands)		(%)	(%)	(%)
Product	$6,932	$6,599	7.7	8.5	5
Recurring	16,816	11,466	18.8	14.7	47
Services	11,550	9,609	12.9	12.3	20
Total cost of revenues	$35,298	$27,674			28
Product revenue gross margin	75.0%	75.5%
Recurring revenue gross margin	65.0%	69.5%
Services revenue gross margin	15.1%	28.9%

			Percent of Total Revenues
	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
	2014	2013	2014	2013	2014 vs. 2013
	($ in thousands)		(%)	(%)	(%)
Product	$20,269	$21,691	8.1	9.5	(7)
Recurring	46,196	31,423	18.6	13.8	47
Services	33,365	27,316	13.4	12.0	22
Total cost of revenues	$99,830	$80,430			24
Product revenue gross margin	71.9%	73.8%
Recurring revenue gross margin	66.1%	70.5%
Services revenue gross margin	17.5%	28.4%

Costs of Product Revenues

Costs of product revenues increased during the three months ended September 30, 2014 primarily due to higher product revenues and the related increase in costs of third party goods sold and direct operating expenses.  Our product revenue gross margin remained consistent year-over-year.

Cost of product revenues decreased during the nine months ended September 30, 2014 primarily due to lower product revenues and the related decreases in costs of third party goods sold and direct operating expenses. Our overall product revenue gross margin decreased due to a higher mix of hardware sales received during the period, which have a lower margin than software sales, and increases in third party costs. Third party costs fluctuate based on the mix of software sold.

Costs of Recurring Revenues

Costs of recurring revenues increased primarily due to an increase in compensation expenses related to staffing increases to support our expanding customer base and the growing number of cloud-based deployments, as well as related increases in depreciation, telecommunications, data center and other related expenses as we continue to build the infrastructure to support our cloud deployments around the world. The gross margin on recurring revenue decreased due to the relative increase in cloud revenues which have a lower gross margin than support fees.

Costs of Services Revenues

Costs of services revenues increased, resulting in a decrease in service revenue gross margin, primarily due to an increase in compensation, travel, and other direct expenses resulting from an increase in staff hired to meet the demand for our professional services. We also supplemented our services staff by increasing our utilization of third parties to assist with customer implementations during the three and nine months ended September 30, 2014, resulting in increased outsourced services expense compared to the same periods in 2013.

Gross Profit
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Gross Profit	$53,987	$50,246	$148,547	$146,872
Change from prior period	7%	27%	1%	32%
Percentage of total revenues	60.3%	64.4%	59.7%	64.6%

Gross margin decreased during the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to our investment in technical staff and increased data center costs to support our expanding cloud customer base.

Operating Expenses

Our operating expenses include costs for:  (i) sales and marketing; (ii) research and development; and (iii) general and administrative operations.

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our sales, marketing, client success and channel management operations for our on-premises and cloud-based deployments. We expect sales and marketing expenses to increase in future periods as we continue expanding our sales organization and increasing our marketing and other promotional efforts, which we believe are critical to our future growth as we continue to increase our market share and expand internationally.

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

Operating Expenses

			Percent of Total Revenues
	Three Months Ended September 30,		Three Months Ended September 30,		Increase
	2014	2013	2014	2013	2014 vs. 2013
	($ in thousands)		(%)	(%)	(%)
Sales and marketing	$30,651	$24,765	34.3	31.8	24
Research and development	15,528	12,348	17.4	15.8	26
General and administrative	10,800	8,994	12.1	11.5	20
Total operating expenses	$56,979	$46,107			24

			Percent of Total Revenues
	Nine Months Ended September 30,		Nine Months Ended September 30,		Increase
	2014	2013	2014	2013	2014 vs. 2013
	($ in thousands)		(%)	(%)	(%)
Sales and marketing	$89,559	$74,306	36.0	32.7	21
Research and development	45,233	38,040	18.2	16.7	19
General and administrative	32,124	25,192	12.9	11.1	28
Total operating expenses	$166,916	$137,538			21

Sales and Marketing

Sales and marketing expenses increased primarily due to increases in compensation expenses and other related expenses resulting from staffing increases. Additionally, we increased spending year-over-year on marketing programs, including promotional and branding initiatives.

Research and Development

Research and development expenses increased primarily due to increased compensation and other related expenses resulting from staff hired and staff acquired as a part of the OrgSpan acquisition.  Additionally, expenses related to outsourced services for localization and third party data center services as well as expenses related to recruiting increased to support staffing increases.

We capitalized $5.1 million and $9.6 million of development costs for internal use software for our next generation cloud communication platform in the three and nine months ended September 30, 2014, respectively,  compared to the capitalization of $1.7 million during the same periods in 2013. We will continue to capitalize development costs related to this project and will begin amortizing such costs once the software is released for general availability, which we expect to be in the fourth quarter of 2014.

General and Administrative

General and administrative expenses increased primarily due to an increase in compensation cost, primarily resulting from staffing increases to support our overall personnel growth, and increases in expenses related to legal services, software, consulting, professional development and recruiting to support growth in our business.

Other Income (Expense):

Interest Income, net

Interest income, net, consists of interest earned from investments, receivables and interest-bearing cash accounts. Interest expense and fees, which were not material in either period reported, are also included.

Interest income, net breakdown	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Interest income on investments	$128	$142	$492	$459
Interest income on receivables	93	34	323	144
Other interest (expense)	53	(7)	16	16
Total interest income, net	$274	$169	$831	$619

We invest in longer term investments with maturities up to three years to increase our overall yield on investments and monitor the allocation of funds in our investment accounts to maximize our return on investment within our established investment policy. We do not have investments in subprime assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
Return on investments	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Cash, cash equivalents, and investments (average)	$77,766	$88,639	$88,690	$88,016
Interest income on investments	128	142	492	459
Return on investments (annualized)	0.66%	0.64%	1.11%	1.04%

The yield on investments has been relatively constant and the change in interest income, net during the three and nine months ended September 30, 2014 compared to the same periods in 2013 was due to the change in invested balances.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Other expense	$(279)	$(476)	$(665)	$(1,851)

Other expense decreased during the three and nine months ended September 30, 2014 compared to the same period last year because  we began hedging our exposure related to certain foreign intercompany loan receivables in the second quarter of 2013.

Income Tax Benefit (Expense)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Income tax benefit (expense)	1,326	(1,741)	$8,119	$(721)

The Company’s effective tax rate for the three and nine months ended September 30, 2014 was 38.2% and 40.6%, without the effects of discrete tax items, compared to 36.2% and 19.5%, respectively, for the same periods in 2013. During the nine months ended September 30, 2014, the Company recorded a $150,000 credit related to a discrete item. There was no such discrete item recorded in the three months ended September 30, 2014.  With the effects of the discrete tax item, the Company’s effective tax rate for the nine months ended September 30, 2014 was 41.4%.  If the U.S. federal research and development tax credit is extended through 2014, our annual effective tax benefit rate is expected to be 46.0%.  This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations, and certain income tax credits.

We are currently projecting a taxable net operating loss for 2014 of between $20.0 million and $22.0 million, of which $10.8 million will be carried back to December 31, 2012.  The remaining projected net operating loss carryforward is  a result of compensation for tax purposes for stock option exercises.  In accordance with FASB ASC 718, these stock option compensation deductions have not been recognized for financial reporting purposes because they have not yet reduced taxes payable.  The tax benefit of these deductions will be recorded as a credit to additional paid-in-capital if and when realized.

We operate foreign entities under both the cost plus and reseller models. The impact of the foreign effective income tax rates could become more material as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Subsidiaries	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Foreign Subsidiary Income Before Taxes	$1,072	$451	$2,700	$1,800
Foreign Tax Expense	242	107	590	517

The change in foreign tax expense for the three and nine months ended September 30, 2014 was primarily due to switching our Canadian subsidiary from a  cost plus model to the reseller model during the first quarter of 2014.

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

As our order mix continues to shift to a higher percentage of cloud-based orders as a percentage of total orders, our liquidity may decrease due to cash collection being spread over the term of the contract. Gross margins decreased during the three and nine months ended September 30, 2014 compared to the same periods in 2013 as we continued to invest in infrastructure and personnel for our cloud solutions. Since we continue to invest in infrastructure for our cloud solutions ahead of orders, our margin on cloud-based orders is lower than on-premises orders, which may decrease our liquidity.  We expect our margin on cloud-based orders will increase as we continue to build a stream of recurring revenues and implement changes in our cloud infrastructure.

We determine liquidity by combining cash and cash equivalents and short-term and long-term investments as shown in the following table.  Based on our recent performance and current expectations, we believe that our current liquidity position, when combined with our anticipated cash flows from operations and borrowing capacity, will be sufficient to satisfy our working capital requirements and current or expected obligations associated with our operations over the next 12 months. Our largest potential capital outlay in the future is expected to be related to acquisitions and purchases of furniture and equipment. If our liquidity is not sufficient to purchase a targeted company with our existing cash, we may need to raise additional capital, either through the capital markets or debt financings. However, there can be no assurance that we would be successful in raising additional capital on terms that are satisfactory.

	September 30, 2014	December 31, 2013
	($ in thousands)
Cash and cash equivalents	$30,263	$65,881
Short-term investments	29,608	32,162
Long-term investments	9,679	9,787
Total liquidity	$69,550	$107,830

We believe that the funds of Interactive Intelligence Group, Inc. and its subsidiaries that are held in foreign accounts can be transferred into the U.S. with limited tax consequences. Given our liquidity in the U.S., however, we do not have plans to repatriate earnings from our foreign subsidiaries. As of  September 30, 2014, Interactive Intelligence Group, Inc. held a total of $579,000 in its various foreign bank accounts and its foreign subsidiaries held a total of $15.9 million in their various bank accounts. The temporary difference related to unremitted earnings of our foreign affiliates as of September 30, 2014, that have not been subject to United States income taxation as dividends and are indefinitely invested outside the United States, was  $21.7 million. If we were to repatriate all of those earnings to Interactive Intelligence Group, Inc. in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $4.5 million.

The following table shows the U.S dollar equivalent of our foreign account balances for the stated periods:

	September 30, 2014	December 31, 2013
	($ in thousands)
Euro	$6,630	$9,561
New Zealand dollar	2,130	1,699
Canadian dollar	1,924	1,581
Australian dollar	1,848	5,886
South African rand	1,532	4,108
British pound	1,068	1,401
Other foreign currencies	1,332	1,391
Total	$16,464	$25,627

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2014	2013
	($ in thousands)
Beginning cash and cash equivalents	$65,881	$45,057
Cash provided by (used in) operating activities	(3,065)	23,544
Cash used in investing activities	(37,217)	(31,980)
Cash provided by financing activities	4,664	13,464
Ending cash and cash equivalents	$30,263	$50,085
Days sales outstanding (DSO)	71	74

Cash flow from operations was  $26.6 million lower during the first the nine months of 2014 compared to the same period in 2013. Cash flow from operations consists of our earnings adjusted for various non-cash expenses, such as depreciation and amortization, as well as balance sheet changes. Our cash flow from operations during the first nine months of 2014 was primarily affected by lower net income, deferred taxes and changes in deferred revenues.

Deferred revenues decreased and reduced our cash flow from operations during the first nine months of 2014 compared to the same period in 2013 as a result of the recognition of previously deferred revenues during the first nine months of 2014 as well as decreases in on-premises orders during the first nine months of 2014.

Increases in taxes receivables decreased our cash flow from operations. We had a tax receivable balance at September 30, 2014 of $6.5 million related to an income tax benefit recognized during 2013.

Cash used in investing activities increased $6.2 million in the first  nine months of 2014 compared to the same period in 2013, primarily due to a $11.4 million increase in capitalized software cost as well as an  $8.4 million increase in cash used for the purchase of OrgSpan, partially offset by increased proceeds resulting from the sale of available-for-sale investments.

Cash provided by financing activities decreased $7.9 million in the first nine months of 2014 compared to the same period in 2013, primarily due to decreases in proceeds from stock options exercised,  reduced tax benefit from stock-based payment arrangements and additional tax withholdings on RSUs.

Contractual Obligations

Contractual obligations for operating leases increased by $56.5 million as of September 30, 2014 compared to contractual obligations as of December 31, 2013, as a result of our headquarters expansion. Our world headquarters are located in three office buildings in Indianapolis, Indiana, which space was formerly leased pursuant to an Office Lease Agreement (the “Office Lease”), dated April 1, 2001, between us and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership), as amended.  On May 6, 2014, we entered into a lease termination agreement with Duke Realty Limited Partnership, whereby the Office Lease (and the eight amendments thereto) was terminated.  In place of such Office Lease and amendments, on May 6, 2014, we entered into new separate lease agreements with Duke Realty Limited Partnership for each of the three office buildings, one of which expires on March 31, 2018 and two of which expire on or after June 30, 2025.

On May 6, 2014, we entered into an additional lease agreement with Duke Construction Limited Partnership to expand our world headquarters to include a fourth, build-to-suit office building in Indianapolis, Indiana.  The target date for completion of construction of the fourth office building is July 1, 2015 and the lease term expires 10 years after construction is completed.

For an updated Contractual Obligations table as of September 30, 2014, see Note 8 – Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

 Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in Note 8 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of September 30, 2014.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Canadian dollar, South African rand, Australian dollar, New Zealand dollar and the euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our solutions more expensive and less competitive in foreign markets. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may price our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. As of September 30, 2014, we only had outstanding hedging arrangements for the euro. For the three and nine months ended September 30, 2014, we recorded  foreign currency losses of $279,000 and $665,000, respectively.

For the three and nine months ended September 30, 2014, approximately 24% and 22% of our revenues and 22% and 21% of our expenses, respectively, were denominated in a foreign currency. As of September 30, 2014 we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or losses, consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $2.1 million. A 10% change in foreign currency exchange rates if not hedged would have changed the carrying value of these net assets by approximately $207,000 as of September 30, 2014, with a corresponding foreign currency gain (loss) recognized in our condensed consolidated statements of operations.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at September 30, 2014, the fair value of our portfolio would  decrease by approximately $274,000.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE EXPERIENCED OPERATING LOSSES IN RECENT PERIODS. IF WE CONTINUE TO EXPERINCE THESE LOSSES, WE MAY NOT BE ABLE TO UTILIZE NET OPERATING LOSS CARRY FORWARDS AND MAY HAVE TO RECORD A VALUATION ALLOWANCE.

At September 30, 2014, we have recorded a net deferred tax asset of $31.0  million.  FASB ASC Topic 740,  Income Taxes (“FASB ASC 740”) permits this asset to be recorded if the asset meets a more likely than not standard (i.e. more than 50 percent likely) that the asset will be realized. Realization of our net deferred tax asset depends on our ability to generate sufficient future taxable income of the appropriate character within carryforward periods of the jurisdictions in which the net operating and capital losses, tax credits and deductible temporary differences were incurred. Because the realization of the deferred tax asset relies on a projection of future income, we view this as a critical accounting estimate.

In making this estimate, we considered our on-going ability to generate operating income. The realization of the deferred tax asset is highly dependent on our future profitability. If we continue to experience operating losses, we may not be able to utilize the net operating loss carryforwards prior to their expiration. Cumulative losses over a recent period (generally considered to be three years) are significant negative evidence related to our ability to rely on future projections of taxable income.  We continuously evaluate our forecasts of future operating income to determine whether there will be sufficient operating income. However, there are many factors that could affect the attainment of our forecasted financial results, including, but not limited to, those disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

When assessing the realization of our deferred tax assets at September 30, 2014, we considered all available evidence, including (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed during 2014 and expected to be completed during 2014 and 2015 that are designed to eliminate or limit a recurrence of the factors that contributed to the recent cumulative losses, giving greater weight to actions completed through September 30, 2014 and to the expectation that strategies will be executed in 2015 to mitigate losses in the future, (iii) the carryforward periods for the net operating and foreign tax credit carryforwards, (iv) the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier future years in the forecast period, and (v) tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 14, 2014, we acquired all of the outstanding capital stock of OrgSpan, Inc. (“OrgSpan”) pursuant to the terms of a Stock Purchase Agreement, dated as of May 14, 2014, among the Company, Dr. Brown, Jeffrey Swartz and each of the other sellers named therein. As previously disclosed, Dr. Brown, our Chairman of the Board, President and Chief Executive Officer, was a founder and majority stockholder of OrgSpan.  Under the terms of the Stock Purchase Agreement, in consideration for all of the capital stock of OrgSpan, we paid consideration of approximately $14.1 million, which included the repayment of OrgSpan’s outstanding debt of approximately $8.0 million and approximately $1.4 million in cash paid to OrgSpan’s stockholders (other than Dr. Brown) and to holders of vested OrgSpan stock options. In exchange for his shares of OrgSpan stock, Dr. Brown has the right to receive an aggregate of 98,999 restricted shares of our common stock (the “Restricted Shares”), representing approximately $4.7 million of the purchase price, which Restricted Shares will vest and be issued by us upon the achievement of certain performance-based conditions tied to the launch and sales of our next generation multi-tenant cloud communication platform, which incorporates certain OrgSpan products and technology. The number of Restricted Shares to be received by Dr. Brown was determined on the basis of a 20-day average closing price of our common stock of $61.65. The difference between the $15.6 million purchase price previously disclosed in the Form 8-K filed on May 14, 2014 and the $14.1 million noted above is a result of the difference in the value of the 98,999 Restricted Shares received by Dr. Brown for accounting purposes.   The Restricted Shares will not be registered under the Securities Act, in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.  In the Stock Purchase Agreement, Dr. Brown represented as to his status as an “accredited investor,” as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and as to his intention to acquire the securities solely for his own account for investment purposes only and not with a view toward their distribution.

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

101

The following materials from Interactive Intelligence Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting language):  (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: November 7, 2014	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)