Form 10-K
period 2014-12-31
Interactive Intelligence Group, Inc.
filed 2015-02-27
CIK 1517650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Yes  ☐    No ☑

Assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price per share of the registrant’s common stock on June 30, 2014 as reported on The NASDAQ Global Select Market on that date was $942,455,424.

As of February 15, 2015, there were 21,436,302 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated by reference from portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

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

Item 1. Business.

Overview

Interactive Intelligence Group, Inc. (“Interactive Intelligence”, “we”, “us”, or “our”) is a global provider of software and services for collaboration, communications, and customer engagement. Our primary offering is our Customer Interaction Center™ (“CIC”) product suite, a multichannel communications platform that can be deployed on-premises or through the cloud as Communications as a Service (“CaaS”). We are a recognized leader in the worldwide contact center market, where our software applications provide a range of pre-integrated inbound and outbound communications functionality. We utilize this same communications platform to provide solutions for unified communications, workforce optimization and business process automation. Our solutions are broadly applicable, and are used by businesses and organizations in various industries, including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services. We continue to invest in the development of our technology, particularly in our next generation cloud communication platform, Interactive Intelligence PureCloudSM (“PureCloud”). Our PureCloud PlatformSM is a multi-tenant, open source, single instance platform that leverages Amazon Web Services (“AWS”) technology.

Our initial applications were released in 1997. We market our solutions directly to customers and through a channel of approximately 350 partners globally. Our solutions are available in 24 languages and implemented in more than 100 different countries.

Our partners and certain customers become certified through our professional education curriculum to use and market our Interactive Intelligence solutions. Customers are supported by our global support network of internal technical professionals and implementation partners.

Recent company recognitions include:

•	The 2014 Cloud Computing Product of the Year Award for its PureCloud Platform, as presented by Technology Marketing Corp.'s Cloud Computing magazine;

•	Glassdoor's Employees' Choice Award as one of the Best Places to Work in the U.S. for the second consecutive year;

•	Gartner, Inc., Leader’s Quadrant, 2014 “Magic Quadrant for Contact Center Infrastructure, Worldwide” report, the most recent report;

•	Ranked 182nd in the 2014 Top 500 Global Software & Services Companies list (fourteenth consecutive year listed), Software Magazine;

•	2014 North American Contact Center Systems Company of the Year, Frost & Sullivan;

•	2014 EMEA Contact Center Systems Company of the Year, Frost & Sullivan;

•	2014 APAC Contact Center Applications Vendor of the Year, Frost & Sullivan;

•	2014 Top 4 High-End Collection Solution (Interaction Collector™) and Top 5 Predictive Dialer Solution (Interaction Dialer®), Collection Advisor magazine; and

•	2014 Service Leader winner, Interactive Voice Response, CRM Magazine.

Industry Overview and Current Developments

The use of voice over Internet Protocol (“VoIP”), mobile communications, eServices, content management, business process automation and various media types such as social media, video, and Short Message Service (“SMS”) text messaging have caused major shifts in business communications technologies. Organizations in many industries continue to move from private branch exchange (“PBX”) phone systems to multichannel software platforms and integrated “all-in-one” application suites that support a broad list of functions. These platform-based solutions are deployed on-premises or through cloud services, or in some cases as hybrid deployments consisting of on-premises systems and cloud services. Other organizations that maintain PBX systems integrate them with unified communications infrastructures that add such functionality as mobile communications, unified messaging, conferencing and presence management.   Many unified communications solutions can be deployed on-premises or through the cloud. Both approaches enable organizations to automate processes to improve organizational effectiveness, and cloud-based deployments in particular help reduce communications equipment, operations, and maintenance costs.

Many conventional call centers incorporate phone banks and agents handling inbound and outbound calls. These “call-only” centers manage a single communications channel for voice largely using multipoint hardware systems consisting of a PBX, an automatic call distributor (“ACD”), and an automated attendant to handle voice-based interactions, along with optional systems such as an interactive voice response (“IVR”) system, a predictive outbound dialer and a call logger. Because such multipoint systems are previous-generation hardware, they are costly to maintain and update compared to application-based all-in-one solutions. Moreover, to provide the various contact options that consumers insist on today, conventional call centers continue to transform from call-only centers to multichannel contact centers by incorporating all-in-one communications technologies. In addition to phone calls, current all-in-one technologies enable contact centers to support and offer media channels for email, web interaction, messaging capabilities, SMS texting, mobile applications and contact capabilities, social media, and video. Also, given the growing availability and use of cloud services, especially for “small” centers that employ only a few agents, some call centers are finding it more cost-effective to make the transition to multichannel contact center functionality via the cloud, since on-premises equipment and integrations costs are minimized or eliminated with cloud solutions.

The cloud model is commonly referred to as “cloud services,” “cloud-based services,” “cloud computing,” “cloud communications,” or “on-demand services.” Other cloud services include “Software as a Service” (“SaaS”), “Communications as a Service (“CaaS”),” “Unified Communications as a Service (“UCaaS”), “Infrastructure as a Service” (“IaaS”), and “Platform as a Service” (“PaaS”), among similar service offerings. As opposed to traditional on-premises deployments, we believe cloud-based deployments of these types of communications solutions offer advantages in the following key areas:

•

Increased flexibility that gives an organization greater agility to adapt to and control changing business and service conditions, including the ability to rapidly scale up or down to meet seasonality and growth needs;

•	Faster deployment, which allows an organization to decrease set-up time and to deploy new capabilities rapidly;
•	Minimal upfront capital expense of a cloud solution, which enables organizations to gain access to the solution’s functionality with limited capital outlay; and
•	Reduced IT staff requirements, as a cloud solution offloads the complexities of upgrades, maintenance, and disaster recovery.

These advantages are favorable drivers in the sales process of cloud services, as are the increased availability and variety of cloud solutions and hybrid cloud/on-premises solution options.

Industry analysts at Gartner, Inc. have defined unified communications (“UC”) as the “direct result of convergence in communication networks and applications.” Vendors in the UC space have created UC solutions by packaging collections of individual or third party products for voice, data, conferencing, video, and mobility into single “unified” offerings. Given these and other definitions of UC, the convergence of voice and data communications, increasingly in the cloud and historically on IP networks leveraging open standards software platforms and integrated application suites, has become a standard for people, groups and organizations to communicate. Today, many organizations implement unified communications to facilitate the integration and use of enterprise collaboration and communication methods such as presence management, conferencing, video conferencing, messaging, and other unified features in addition to voice.

For customer service and support processes, the Internet and the cloud have expanded communications media to include channels for email, web chat sessions, web callback requests, VoIP calls, SMS text messages, videos, and social media. These various channels, and the multichannel options they provide, are especially popular among today’s customers who prefer online options to contact and communicate with businesses. With these consumer preferences in mind, and with improved customer service as an ongoing objective, many companies are additionally deploying web-oriented applications for email management, content management, knowledge management, web auto response for customer inquiries and rapid access to data, and web collaboration and other online services to raise service levels. Tools to monitor and respond to customer comments on social media networks are also now generally available to support customer service initiatives. Though many online services are unified in an applications approach, a number of companies still support online media channels using separate email platforms, web servers, chat servers and other disjointed equipment. This loosely integrated approach can lead to disrupted interactions and data flows across media channels, and inconsistencies and inefficiencies across customer touch points within the customer service process.

Associated directly to online and multichannel contact options, mobile customers are an increasingly prominent and still growing segment of business communications and customer service. Mobile customers choose to contact businesses and perform transactions using smartphones and tablet devices, as well as laptop computers. This customer segment is principally the result of cloud services becoming more globally available, combined with significant numbers of mobile subscriptions and devices in use worldwide. As mobile consumers come to expect software services and applications to work uniformly on various mobile devices and operating systems, companies will need to continue to increase focus on “omnichannel” client development and the ability to deliver a consistent brand experience across all channels used by mobile customers.

Our Solutions

Overview

Our innovative all-in-one on-premises and cloud solutions and services are developed for:

•	contact center automation;
•	unified communications;
•	business process automation;
•	workforce optimization; and
•	enterprise collaboration.

Deployment Models

Cloud Offerings

Our cloud solutions are delivered through our Interactive Intelligence Communications as a ServiceSM (“CaaS”) cloud offerings, which are based on our CIC application suite, and through our new PureCloud services offerings, which we expect to continue to roll out during the first half of 2015. Our PureCloud services are delivered from our PureCloud Platform, which is supported on AWS. Collectively, our current cloud offerings include CaaS Contact CenterSM and PureCloud DirectorySM.

Our PureCloud Directory service for collaboration functionality launched during January 2015. Additional PureCloud services are currently in development for further collaboration functionality, contact center capabilities, unified communications, document (content) management, social customer service, and other planned services. We plan to offer these services under the names PureCloud CollaborateSM, PureCloud CommunicateSM and PureCloud EngageSM.

Contact centers can deploy our CaaS Contact Center services in a hybrid model that keeps their current telecommunications circuits, all voice traffic and critical data at their site; or as a centralized model that routes calls over telecommunications circuits terminated at one of our cloud services data centers. Our CaaS Small Center offering can be deployed using the centralized model only. PureCloud Collaborate, PureCloud Communicate and PureCloud Engage utilize our PureCloud Platform. For our CaaS offerings, our CaaS Quick Spin™ trial program provides any contact center a risk-free introduction to our CaaS applications with set-up time in minutes. We also offer a fully managed cloud option in which we manage all cloud and on-premises services for the customer.

Our PureCloud Platform builds on 20 years of industry experience in developing our CIC software. PureCloud services, which are only available as cloud solutions, enable organizations to leverage the capability of AWS, as Amazon is a leader in the cloud industry in providing advanced data center services that are well-established around the globe. We believe the advantages of our PureCloud offerings’ “elasticity” stem from this AWS capability and also from a cost-to-deliver standpoint to our customers. Due to the PureCloud Platform’s multitenant architecture and having only one instance to support, organizations that deploy the PureCloud Platform may reduce infrastructure and staffing requirements and costs. The services we plan to launch during the first half of 2015 utilizing our PureCloud Platform combine much of the functionality of CIC, such as powerful media processing (stereo recordings, real-time speech analytics, multi-lingual speech recognition, etc.), with the ability to support locally optimized voice routing. We believe our industry experience and CIC functionality relationship for contact center features, unified communications and content management, along with PureCloud’s cost-to-deliver model for our customers, position our PureCloud Platform and its collaboration, communications and customer engagement services favorably as those services are released and join the currently available PureCloud Directory service.

Our CaaS and PureCloud solutions offer a high degree of flexibility to adapt to changes in business needs. Additionally, our cloud offerings provide flexible scalability, security, control, and faster deployment times; require minimal capital expenditures for on-premises equipment at the customer location; and reduce information technology resource requirements for system deployment, implementation, administration and maintenance.

On-premises Offerings

As an on-premises server-based solution designed for IP networks, our CIC application suite eliminates multiple hardware “boxes” to reduce equipment costs and complexity. The CIC solution provides a single point of system management to simplify administration and maintenance. For voice communications, the CIC solution is deployed as a PBX/IP PBX or with an organization’s existing PBX/IP PBX. For VoIP, the CIC software leverages the Session Initiation Protocol (“SIP”) global communications standard and incorporates a full-featured media server, IP (media) gateways, SIP proxy, and SIP station voice device. The media server, SIP proxy and an IP gateway for CIC are combined in a single, simple to manage server. In addition to multichannel communications, the CIC solution integrates with many popular business applications for collaboration, customer relationship management (“CRM”), enterprise resource planning (“ERP”), and other processes, enabling the integrated management of and access to customer and organizational data. Similarly, CIC supports integration with applications designed to monitor social media networks and the comments of social users regarding a business’s products, services and brands.

Contact Center Automation

With the CIC solution for contact center automation, we remain an industry leader in helping contact centers implement pre-integrated application solutions for multichannel contact management to improve services processes and the customer experience. The CIC software is developed on open standards, enabling contact centers to straightforwardly migrate to VoIP. On the strength of these factors, we were listed in the Gartner, Inc. Leader’s Quadrant for the seventh consecutive year in the 2014 “Magic Quadrant for Contact Center Infrastructure, Worldwide” report, the most recent report issued.

Our scalable all-in-one CIC contact center application suite enables contact centers to intelligently automate, route, monitor, record, track and report on phone calls as well as fax, email, web interactions, SMS, and social media, whether in a single location or across multi-site operations. Contact centers can implement the CIC solution to support thousands of users, including remote “work-at-home” users, and can handle inbound, outbound and “blended” inbound/outbound interactions. As an organization-wide solution, CIC gives contact centers and enterprises a single software platform and pre-integrated all-in-one application suite for IP telephony, highlighted by multichannel ACD to manage all different types of voice and data interactions uniformly. CIC’s inherent IP PBX call processing, voice mail, fax server and unified messaging enhance performance and customer service for contact center users and supervisors, as well as for business users. The SIP-architected CIC provides an inherent migration path for VoIP, making it particularly well-suited for contact center operations that employ remote users. Organizations can deploy CIC as an on-premises product or through our CaaS Contact Center and CaaS Small Center cloud deployment models. We expect our planned PureCloud EngageSM service to provide much of the same functionality as CIC.

For self-service automation in the contact center environment, including speech-enabled IVR and mobile application functionality, we offer a full range of solutions that help organizations support their self-service objectives while standardizing customer service options and reducing operations costs.  To track consumer activity and comments on social media networks, the CIC software integrates with many available network monitoring and reporting tools, and adds the ability to route notification alerts to contact center users for response to relevant customer comments detected on social media sites.

Unified Communications

Our strength in the contact center sector has enabled us to extend and offer IP telephony-based unified communications solutions to business enterprises of all sizes. In positioning our contact center solution for enterprise unified communications requirements, we target organizations from 50 to thousands of users that wish to implement our single platform solution, which includes the ability to scale user counts up or down as needed. This unified communications solution approach can be implemented for IP PBX, ACD, IVR, multichannel queuing, messaging, business process automation, content management, mobile access, presence management and collaboration, and other capabilities that meet the needs of enterprise business users and workgroups as well as contact center users.

With our Customer Interaction Center for Unified Communications (“CIC for Unified Communications”) we offer a single, highly-scalable, multichannel IP telephony and messaging platform that allows organizations to route live communications to various devices. For VoIP, our platform’s open, inherent SIP architecture paves a clear migration path to VoIP for organizations looking to make the move to IP telephony, or who choose to integrate our platform to an existing PBX phone system and move to VoIP at a later time. In addition, our solution offers a practical replacement option for certain existing voice mail systems. The CIC for Unified Communications software additionally offers features including conferencing, real-time presence management, and remote access, with pre-integrated unified messaging, IVR, and an easy-to-use desktop client interface. Also optionally available are advanced “contact center”-style features such as workforce management and customer satisfaction surveys. By providing flexible choose-by-function deployment and licensing options for features as well as users, organizations can configure and centrally administer the precise IP telephony, messaging and unified communications environment needed by department, or enterprise-wide. This solution has been successfully deployed by enterprises and organizations such as banks, insurance companies, healthcare providers, service providers and other customer service-oriented companies, along with organizations that maintain mobile and remote workforces and/or thousands of messaging users. We expect our planned PureCloud CommunicateSM service to provide functionality similar to that of CIC for Unified Communications.

Business Process Automation

From its inception, our core CIC software platform was developed as a process automation platform to automate and unify phone calls, faxes, emails and web interactions and to manage all of these media types with features including multichannel queuing, skills-based routing, speech-enabled IVR, and auto attendant processes structured according to an organization’s business rules. As an outgrowth of our CIC platform’s automation capability, our Interaction Process Automation™ (“IPA”) solution extends these communications automation practices to the automation of formal business processes, such as employees of an insurance company processing a claim or a banking loan officer reviewing and approving a customer’s online application for a new car loan. We are leveraging our CIC platform technology to provide a business process automation product solution for contact centers and enterprises in virtually any industry looking to automate key business and interaction processes.

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

Additional Offerings

Workflow Management

Our Interaction DecisionsTM solution is an agent capability planning and analysis platform for broader workforce optimization in contact centers. This solution is based on analytic capability that assists contact centers in planning and optimizing resources, and determining the right number of agents for optimal customer service.

Accounts Receivable Management

Accounts receivable management (“ARM”) products provide a set of software solutions for collection agencies, credit departments, debt buyers, creditors, and attorneys to manage all aspects of the debt collection and recovery process.

Our Interaction Collector™ offering provides a tight integration with our core CIC solution. We continue to drive the Interaction Collector solution as a cloud offering, and to enhance the Interaction Collector first-party debt collection application.  We believe these Interaction Collector integration capabilities, and the availability of cloud options for its application offerings, will continue to more effectively position us against, and differentiate us from, our competitors within the vertical market for accounts receivable management.

Hardware

We sell hardware to both on-premise and cloud customers, including application servers, media servers, gateways and telephone handsets, and occasionally networking hardware. In addition, we have developed our Interaction Media Server™, Interaction Edge™ and Interaction SIP Station™ appliances as a combination of hardware and our software.

Business Strategy

Our core business strategy remains fairly consistent from year to year; however, changes in deployment models and other industry changes can affect our strategies. Our business strategies for achieving success include the following:

•

Innovate. We drive market-leading innovation in our solutions and services, as well as in our approach to the markets we serve and our ability to solve business communication problems for our customers. Our new highly scalable, multitenant, next-generation PureCloud Platform for collaboration, communications, and customer engagement leverages contemporary open source technologies and AWS as the deployment back-end.

•

Expand Functionality of Our Solutions.  We continue to expand beyond the current functionality of our CIC platform through acquisitions, integration opportunities with industry leaders such as Microsoft Corporation, Salesforce Inc. and International Business Machines Corporation (“IBM”), and our own continuing innovation. In 2014, we rebranded two of our acquired technologies, Interaction Collector from Global Software Services, Inc., doing business as Latitude Software, and Interaction Decisions from BayBridge Decision Technologies, Inc. and will continue to expand the functionality of those technologies for our customers’ needs in 2015. In addition, we will continue to expand and market the capabilities of IPA, our business process automation product launched in 2012.

•

Capture Share in the Up-Market Contact Center Space. Building increased scalability, functionality, and reliability into our core products is an important key in this strategy. We are making a noticeable penetration into larger businesses around the world. During 2015, we will continue to pursue opportunities with larger contact centers and businesses globally.

•

Aggressively Market Our Cloud Communications Deployment Model. CaaS Contact Center and CaaS Small Center provide cloud services to organizations that are looking for an alternative to on-premises deployments. Our PureCloud offerings add to our list of cloud options in 2015. Our 2014 cloud-based orders increased 29% from 2013 and represented 59% of our 2014 total order mix. Our 2015 financial outlook is based on a deployment mix in which our cloud-based orders are expected to increase approximately 40%.

•

Increase Our New Customer Logos. We have customers worldwide representing a wide range of vertical markets and well-known brands. In 2015, we will continue to pursue new customers in the various vertical and global markets we serve, with a goal of significantly increasing our customer base, particularly through our cloud solutions.

•

Expand Our Business Globally. Over the last several years, we have expanded our business in markets around the world. In 2015, we will look to continue to expand our business internationally, particularly with our cloud solutions.

•

Deploy a Digital First Marketing Channel.  In 2015, we plan to strengthen our digital channel as a direct to consumer marketing and deployment model. Central to this strategy will be a new corporate website design, updated buyer personas specific to the core markets and verticals we serve, and a stronger emphasis on data collection and analysis to drive predictive marketing activities.

Global Distribution and Sales

We distribute our solutions directly to customers or through reseller partners. In 2014 and 2013, 50% and 39%, respectively, of on-premises orders were sold directly to customers, while 72% and 90%, respectively, of cloud orders were direct sales.

Our Territory Managers manage our partners and sell directly to customers. As of December 31, 2014, we had 140 Territory Managers, maintained a global channel network of approximately 350 partners and installed our solutions in over 100 different countries.

Our partners are supported by Program Managers, Regional Channel Managers, Licensing Specialists and other roles related to sales, support services and education/certification.

Marketing

Our marketing team consists of the following groups:

•	Market Communications, responsible for global events, public relations and industry analyst relations;

•	Solutions Marketing, which promotes our solutions to current customers, prospective customers and partners;

•	Demand Creation, which drives all lead-generation activities resulting from tradeshows, seminars, and web-based marketing programs;

•

Creative Marketing, which designs and creates promotional materials for lead generation, tradeshows, marketing seminars, knowledge leadership campaigns, advertising, brand awareness, customer and partner relations, and other company functions; and

•	Global Alliances, which manages strategic partners, system integrators and technology alliance partners to deliver complimentary products and services and comprehensive solutions.

Services Delivery

We recognize the importance of offering quality service and support to our customers. Under the guidance of our Chief Services Officer, the mission of our Services Delivery Team (“Services Delivery”) is to provide effective, customer-focused services to our customers as well as partners. Services Delivery consists of our CaaS operational teams along with the Client Success Team, Professional Services, Support Services, and Education Services. By aligning these various teams for Services Delivery, we are able to better leverage the skills of each group to deliver needed services to our customers consistently and diligently, regardless of how customers use our solutions.

Client Success Team

Our Client Success Team is comprised of two groups. Our Client Account Managers (“CAM”) are responsible for managing our direct customers throughout their life cycle. The goal of each CAM is engaging early with the customer, working with them through adopting the solution, and maximizing the value that the solution provides through each new stage of the customer life cycle. Each CAM coordinates customer onboarding, participates in account strategy, engages the appropriate resources to ensure customer satisfaction, and proactively escalates warnings when needed. The CAM also identifies expansion opportunities for the customer. The second group within Client Success is Customer Experience. These specialists are responsible for understanding the customer experience, finding ways to improve that experience, and working across departments to affect positive change in that experience where needed. Customer Experience specialists collect Voice of the Customer (“VoC”) data through a number of channels including: transactional surveys, journey mapping, engagement activities, our ambassador program, win/loss surveys, quality assurance scoring, and a customer experience relational survey. VoC results help the Client Success Team identify areas of opportunity, share opportunities cross-departmentally, and communicate areas of improvement to customers.

Professional Services

Our Professional Services team implements and enhances partner expertise on advanced offerings such as predictive dialing, third-party CRM integrations, and speech recognition (per our Interaction Speech Recognition™  product). Our Professional Services team also helps integrate our products into applications such as Salesforce, and embed call control into in-house applications and speech-enabled IVR applications. The system configuration services and ad-hoc consulting services from our Professional Services team work to ensure that the customer has the appropriate solution for their business. The Professional Services team works closely with new partners as they implement our products, and is often involved with the early release of our products to assist in new release implementations. We continue to invest in this team as we provide more consulting and implementation services for customers globally.

Support Services

Our Support Services team offers global technical support for our partners and customers 24 hours a day, 7 days a week by phone, fax, email, web chat and via our website. We maintain primary support centers at our world headquarters in Indianapolis, Indiana and in the United Kingdom and Malaysia, with secondary support employees available in California in the United States, and globally in the Netherlands, Germany, Australia and Japan. We utilize our CIC products, leveraged with technologies such as knowledge base, CRM and the Internet, to maximize the effectiveness of our support services.

Operationally, our Support Services team is divided into regions that align with our worldwide sales teams. Based on a customer’s location, customer interactions for service incidents are routed to the respective Support Services region. To resolve customer issues decisively, the engineers on our Support Services team are specialists who focus on very specific areas of our solutions, and who offer deeper knowledge sets in those areas. To reduce the time to resolve a customer’s problem, we use the CIC system’s intelligent routing functionality to direct the customer to the most ideal engineer based on the support issue and each engineer’s skills set. We use our Interaction Director®  product to route incidents globally in a “follow-the-sun” manner.

Education Services

Our Education Services team is also divided into regions that align with our worldwide sales and support teams, and provides technical certification and advanced instruction through on-site courses, classroom presentations and labs, and web-based training. This team develops and maintains the course curriculum for formal certification programs such as sales, product installation, troubleshooting, system administration and custom design. Web-based training courses offer enhanced topics such as reporting, system administration and computer-based user training. All of our partners are required to maintain updated certifications to license and support our products. Classes also are offered to all of our end customers to encourage the most effective use of our applications.

Segment, Customers and Geographic Areas of Operations

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, we view our operations and manage our business as principally one segment which is interaction management software solutions and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

As of December 31, 2014, we licensed our products or sold our solutions to more than 6,000 customers in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia/Pacific (“APAC”). No customer or partner accounted for 10% or more of our revenues in 2014, 2013 or 2012 or for 10% or more of our accounts receivable as of December 31, 2014 or 2013. Therefore, the loss of any one customer or partner would not have a material adverse effect on our operations. Additionally, no individual country accounted for more than 10% of our revenues, with the exception of the United States, for the years ended December 31, 2014, 2013 and 2012. See Note 11 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional financial information about each geographic area in which we operate.

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

To the extent that product revenues fluctuate from quarter-to-quarter due to the seasonality of our business described above, our gross profit may also fluctuate. Our operating expenses generally increase sequentially in a given year. Our gross profit and increasing operating expenses have a corresponding impact on our operating income. Operating income generally has been lower in the first quarter of a calendar year than in the fourth quarter of the prior year, increases in the second quarter, can be up or down in the third quarter compared to the second quarter and is highest in the fourth quarter of the year. We have experienced operating losses in recent quarters due to our business model shift to offering cloud solutions.

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

Supplier Relationships

We rely on third parties for several components in the delivery of our complete solution, including general purpose servers, third-party software, third-party hardware appliances, telephone end-points, and integration to various vendors’ hardware and software systems. Our reliance upon these third parties comes with some amount of risk, primarily due to the possibility of these suppliers being acquired or discontinuing a product we rely on, failure to renew terms of contracts with these suppliers, or disruptions in supply due to political instability or weather related events. In addition, third-party software is licensed from our competitors or suppliers which could become our competitors in the future, which may complicate our relationships with these suppliers and could make aspects of our business and the products we are currently developing reliant upon those third parties. In many cases, however, we maintain relationships with several different suppliers and therefore believe alternatives could be available if a supplier would cease doing business with us. We feel that the risks are further mitigated by the revenue that we generate for these third-party suppliers and the length of notice that we would most likely receive from the suppliers if any of the products were discontinued.

Competition

The markets for our solutions are highly competitive. Typically, competition is based on various factors including the breadth and depth of functionality of the product line, price, deployment methods and options, ease of installation, ease of use, support, product roadmap, total cost of ownership, return on investment, integration with other applications, security, reliability, and scalability. We differentiate ourselves from our competitors by enabling customers to choose to deploy many of our solutions on-premises or as a cloud-based solution, offering an all-in-one platform, adhering to industry standards, providing a broad set of applications for the business enterprise and continually improving our solutions in areas such as workforce optimization and enterprise content management.

Our competitive position varies in each of our primary markets. In the contact center market we are considered a leader by industry analyst firms based on the breadth of our product line, the completeness of our vision, and our ability to execute. We compete successfully with our contact center competitors, including companies that are considerably larger in size, such as Aspect Software, Inc. (“Aspect”), Avaya Inc. (“Avaya”), Genesys Telecommunications Laboratories, Inc. (“Genesys”) and Cisco Systems, Inc. (“Cisco”). In the cloud contact center market, we also compete with companies such as inContact, Inc. and Five9, Inc.

In the UC market, we have a small market share in the pure IP PBX market segment. However, we expect our PureCloud Platform and related service offerings for collaboration and communications to strengthen our position and increase our share in this market. Also, our competitive position is stronger when our IP PBX product is sold in conjunction with our contact center solutions, or integrated with solutions such as Microsoft® Lync™. Our primary competitors in UC markets include those mentioned above, as well as Alcatel-Lucent, Unify, and ShoreTel, Inc.

The business process automation market can be divided into two submarkets: process automation and content management. We are still viewed as new to the process automation market and compete both with traditional telecommunications vendors including Avaya and Genesys, and, to a lesser extent, with traditional business process management suite vendors including IBM, Pegasystems Inc., and Oracle Corporation. In the accounts receivable management market, vendors that compete against our products include Ontario Systems, Columbia Ultimate, and Fair Isaac Corporation.

Research and Development

Our ability to leverage technology is core to our strategic differentiation, and we continue to invest a substantial percentage of our revenues in research and development (“R&D”). Our R&D group is comprised of professionals with backgrounds in telecommunications, software and hardware. This combination of diverse technical and communications expertise contributes to our competitive advantage with a differentiated technology approach. A series of packaged customer solutions are available, such as integration to SAP Corporation, Oracle’s Siebel, Inc. and Salesforce.com. These solutions allow partners to quickly install sophisticated applications for customers.

Within the R&D process, our Product Management group is responsible for coordinating activities with our development teams to define product requirements and manage the process for market requirements, product development approvals, pricing definitions, release scheduling and beta test coordination. The Product Management team oversees the product management process from product concept through the end of the beta test cycle.

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

See “Research and Development” in Note 2 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our research and development and capitalized software costs for the years ended December 31, 2014, 2013 and 2012.

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

As of December 31, 2014, we, together with our subsidiaries, held 22 patents, which expire between 2020 and 2032, and have filed other patent applications relating to technology embodied in our software products. In addition, we, together with our subsidiaries, hold 43 United States and 78 foreign trademark registrations and have numerous other trademark applications pending worldwide, as well as common law rights in other trademarks and service marks. We and our subsidiaries also hold 25 United States copyright registrations.

While we currently hold patents and have filed other patent applications relating to certain technology which we have developed, we do not believe that we are significantly dependent on any one of these patents. We hold trademark and copyright registrations domestically and internationally and have numerous other applications pending worldwide for the name “Interactive Intelligence” and several of the names used for our products. We consider the trademark for the “Interactive Intelligence” name the most significant trademark or copyright held because of the impact the “Interactive Intelligence” name has on the market’s awareness of, and identification with, us. The “Interactive Intelligence” trademark registration expires in 2017 in the United States and can be renewed beyond that date. In addition, we have entered into a license arrangement for certain technologies that we utilize in our solutions. Without this license arrangement in place, we may be subject to litigation that could result in significant expense to us resulting from our use of these technologies. This license arrangement extends through 2026.

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

Employees

As of February 15, 2015, we had 2,122 employees worldwide, including 545 in research and development, 434 in recurring services, 352 in client services, 543 in sales and marketing and 248 in administration. Our future performance depends in part upon the continued service of our key sales, marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for such personnel is intense and we may not be successful in attracting or retaining these individuals in the future.

We believe that we have a corporate culture that attracts highly qualified and motivated employees. We emphasize teamwork, flexible work arrangements, local decision-making and open communications. Certain key employees have been granted stock options and/or restricted stock units. None of our employees are represented by labor unions. We consider our relations with our current employees to be good.

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

Our quarterly revenues and operating results depend on many factors, including whether the deployment is on-premises or cloud-based, the type of license, the size, quantity and timing of orders received for our solutions during each quarter, the delivery of the related software or hardware and our expectations regarding collection. Because we do not know if or when our partners and current or potential customers will place orders and finalize license agreements, we may not be able to accurately forecast our licensing activity, our revenues and our operating results for future quarters. We have generally experienced a lengthy initial sales cycle, which can last six to nine months and sometimes longer. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our product revenues and operating results to vary significantly from quarter to quarter which may in turn affect the market price of our common stock. Because of the unique characteristics of our solutions and our prospective customers’ internal evaluation processes, decisions to license our solutions often require significant time and executive-level decision making. As a result, sales cycles for customer orders vary substantially from customer to customer. The length of the sales cycle for customer orders depends on a number of other factors over which we have little or no control, including:

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

We recognize revenues from different licenses over different periods depending on the satisfaction of the requirements of relevant accounting literature, including FASB ASC Topic 985, Software (“FASB ASC 985”), and FASB ASC Topic 605, Revenue Recognition (“FASB ASC 605”).

A large portion of our operating expenses, including salaries and rent, is fixed and difficult to reduce or modify in a short time period. As a result, our financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

Because We Recognize Recurring Revenue Over the Term of the Applicable Agreement, the Lack of Recurring Renewals or New Service Agreements May Not Be Reflected Immediately in our Operating Results. As Our Business Continues to Shift Toward a Greater Number of Cloud-Based Orders, This May Have a Greater Impact on Our Operating Results.

As we continue to shift toward a cloud offering model, it is increasingly difficult to demonstrate period-over-period revenue growth because revenue from new customers must be recognized over the applicable contract terms. As a result, a portion of our quarterly revenue is attributable to service agreements entered into during previous quarters. A decline in new or renewed service agreements or significant downturns in sales and market acceptance of our services in any one quarter will not be fully reflected in our revenue and operating results in that quarter but will negatively impact our revenue and operating results in future quarters.

Our Future Business Prospects Depend in Part on Our Ability to Maintain and Improve Our Current Solutions and Develop New Solutions

We believe that our future business prospects depend in large part on our ability to maintain and improve our current solutions and to develop new solutions and services on a timely basis. Our solutions and services will have to continue to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our solutions, major new solutions and solution enhancements require long development and testing periods. We may not be successful in developing and marketing, on a timely and cost effective basis, solution enhancements or new solutions that respond to technological change, evolving industry standards or customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of solution enhancements, and our new solutions and solution enhancements may not achieve market acceptance. Significant delays in the general availability of new releases of our solutions and services or significant problems in the installation or implementation of new releases of our solutions could have a material adverse effect on our business, financial condition or results of operations.

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

Our solutions are developed to run on the Microsoft® Windows® operating system and use one or more media servers for voice (telephone call) processing and recording. Our server solutions also operate in a network environment with database servers, email servers, and third-party systems such as CRM solutions, Microsoft® Lync® Server 2010 and Amazon Web Services for our PureCloud Platform.  As a cloud-based solution, our solutions can be deployed as a cloud offering via wide area networks. Because of this complexity, our solutions may be more prone to performance interruptions for our customers than traditional hardware-based solutions. Performance interruptions at our customer sites, some of which currently do not have back-up systems, could affect demand for our solutions or give rise to claims against us.

The Overall Economic Climate Could Result in Decreased Demand for Our Products and Services

Our solutions typically represent substantial capital commitments by customers and involve a potentially long sales cycle. As a result, our operations and performance depend significantly on worldwide economic conditions and their impact on customer purchasing decisions.  Given the current economic conditions, current and potential customers are more cognizant of their budgets for communication solutions, services and systems, which may result in our current or prospective customers delaying and/or reducing their capital spending related to information systems. Some of the factors that could influence the levels of spending by our current or prospective customers include availability of credit, labor and healthcare costs, consumer confidence and other factors affecting spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

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

We sell maintenance contracts with our on-premises solutions, which are typically one year in length. In addition, subscriptions for our cloud solution have historically been three to five years in length. Our customers have no obligation to renew their cloud subscriptions or on-premises maintenance contracts after their contract period expires, and they may not renew at the same or higher levels. In the first year of a subscription, customers often purchase a higher level of professional services than they do in subsequent years. As a result, our ability to grow our services revenues is dependent in part on customers purchasing additional services after the first year of their cloud subscriptions. We may not accurately predict future trends in customer renewals. Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline and our profitability and gross margin may be harmed.

We Face Competitive Pressures, Which May Affect Us Adversely

The market for our solutions is highly competitive and, because there are relatively low barriers to entry in the software market, we expect competitive pressures to continue to be a risk to our ongoing success in the market. In addition, because our industry is evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may be introduced into our markets. Currently, our competition comes from several different market segments, including computer telephony platform developers, computer telephony solutions software developers and telecommunications equipment vendors. Additionally, alternative deployment strategies, such as cloud-based services, are offered by other companies. We cannot provide assurance that we will be able to compete effectively against current and future competitors in these market segments, or in new market segments with new types of competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Our Cloud Solutions Present Execution and Competitive Risks

We are devoting significant resources to extend our current cloud solutions and our PureCloud Platform, which is and will continue to be materially dependent upon hardware infrastructure and licensed software that are owned by third parties.  There can be no assurance that such third parties will continue to support and maintain their products and services.  In addition to certain software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs have negatively impacted, and may continue to negatively impact our operating margins.

Certain new competitors offer alternative cloud-based services for consumers and business customers. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provide us with a solid foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. Whether we are successful in our business model depends on our execution in a number of areas, including:

•	continuing to innovate and bring to market compelling cloud-based experiences that generate increasing orders;

•	improving the performance of our cloud-based services; and

•	continuing to enhance the attractiveness of our cloud-based platforms to partners.

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

In the twelve months ended December 31, 2014, we did not experience any events, either individually or in aggregate, of a material nature or that resulted in any material financial impact or any material loss or exposure of sensitive data.

Industry-specific and Internet Regulation is Evolving and Unfavorable Industry-specific Laws or New Regulation of the Internet by Governmental Agencies Could Harm Our Business.

Our customers and potential customers do business in a variety of industries. Regulators in certain industries have adopted, and may in the future adopt, regulations regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws and regulations may limit customers’ use and adoption of our services and reduce overall demand for our services. For instance, an inability to satisfy certain voluntary third-party certification standards that our customers may expect, such as an attestation of compliance with the Payment Card Industry (PCI) Data Security Standards, may have an adverse effect on our business. If in the future we are unable to achieve or maintain these industry-specific certifications or other requirements or standards relevant to our customers, it may adversely affect our sales and/or reputation. In some cases, industry-specific laws or regulations may also apply directly to us as a service provider. Any failure or perceived failure by us to comply with such requirements could have an adverse effect on our business.

Regulations related to the Internet could also affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet including online content, user privacy, taxation and liability for third-party activities. This legislation, as well as other pending legislation, may have the effect of raising the cost of doing business on the Internet. Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate and/or tax applications running over the Internet. We cannot predict whether new taxes will be imposed on our services, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations.

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

Our Inability to Successfully Manage our Increasingly Complex Supplier and Other Third-Party Relationships Could Adversely Affect Us

As the complexity of our product technology and our supplier and other third-party relationships have increased, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities have become more complicated, and we expect this trend to continue in the future. In addition, because we offer a whole product solution, this has added complexity to our supplier relationships. We license technology from third parties that is embedded in our products, making aspects of our business reliant upon those third parties.  Some of these third parties that license technology to us are our competitors, or could become competitive with us in the future.  Certain license agreements permit either party to terminate all or a portion of the license without cause at any time. Further, some of the license agreements provide that upon acquisition of us by certain other third parties, we would have to pay a significant fee to continue the license. As a result, our inability to successfully manage these relationships or negotiate sufficient contractual terms could have a material adverse effect on us.

For certain of our orders, we supply hardware to support the implementation of our solutions. We are dependent upon third parties for the supply of hardware components to our customers. If these hardware distributors experience financial, operational or quality assurance difficulties, or if there is any other disruption in our relationships, we may be required to locate alternative hardware sources. We are also subject to the following risks related to our hardware distribution system:

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

Our expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations, including internationally.  Growing a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margin or operating expenses in any particular quarter.

If We Are Unable to Maintain the Compatibility of Our Software With Certain Other Products and Technologies, Our Future Business Would be Adversely Affected

Our solutions must integrate with software and hardware solutions provided by a number of our existing and potential competitors. For example, our solutions must integrate with phone switches made by the telephone switch vendors and computer telephony software solutions offered by other software providers. These competitors or their business partners could alter their products so that our solutions no longer integrate well with them, or they could delay or deny our access to software releases that allow us to timely adapt our solutions to integrate with their products. If we cannot adapt our solutions to changes in necessary technology, it may significantly impair our ability to compete effectively, particularly if our solutions must integrate with the software and hardware solutions of our competitors.

Our Solutions Require Wide Area Networks and Internet, and We May be Unable to Sell Our Solutions Where Networks Do Not Perform Adequately

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

We May Not Be Able to Protect Our Proprietary Rights Adequately, Which Could Allow Third Parties to Copy or Otherwise Obtain and Use Our Technology Without Authorization

We regard our solutions as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as patents, licensing and other agreements with consultants, suppliers, partners and customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we license our solutions do not protect our solutions and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our solutions could materially adversely affect our business, results of operations or financial condition.

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

Infringement Claims Could Adversely Affect Us

Third parties have claimed and may in the future claim that our technology infringes their proprietary rights. As the number of solutions in our target markets increases and the functionality of these solutions overlap, we believe that software developers may face additional infringement claims.

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

Our International Operations Involve Financial and Operational Risks Which May Adversely Affect Our Business and Operating Results

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international partners. Non-North American revenues accounted for 32%, 28% and 30% of our total revenues for each of the years ended December 31, 2014, 2013 and 2012, respectively. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. Risks inherent in our international business activities may include the following:

•	economic and political instability;

•	unexpected changes in foreign regulatory requirements and laws;

•	tariffs and other trade barriers;

•	timing, cost and potential difficulty of adapting our solutions to the local language in those foreign countries that do not use the English alphabet, such as Japan, Korea and China;

•	lack of acceptance of our solutions in foreign countries;

•	longer sales cycles and accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of funds;

•	acts of terrorism; and

•	increased government regulations related to increasing or reducing business activity in various countries.

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

We Have Made Acquisitions and May Pursue Acquisitions That Present Risks and May Not be Successful

We have acquired companies and in the future we may pursue acquisitions to diversify our solution offerings and customer base, to strengthen our distribution channel or for other strategic purposes. We cannot provide assurance that our recent or future acquisitions will be successful. The following are some of the risks associated with our acquisitions that could have a material adverse effect on our business, financial condition or results of operations:

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

Our provision for income taxes has been and may continue to be affected by the following:

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

We Are Exposed to Fluctuations in the Market Value of Our Money Market Funds and Investments. The Financial Pressure on Investment Institutions Managing Our Investments or the Failure of Such Entities May Lead to Restrictions on Access to Our Investments Which Could Negatively Impact Our Balance of Cash and Cash Equivalents, thus Affecting Our Overall Financial Condition

We maintain an investment portfolio of various holdings and maturities of up to three years. These securities are recorded on our consolidated balance sheets at fair value. This portfolio includes money market funds, notes, bonds and commercial paper of various issuers. If the debt of these issuers is downgraded, the carrying value of these investments could be impaired. In addition, we could also face default risk from some of these issuers, which could cause the carrying value to be impaired. Financial institutions have been under significant pressure over the past several years. Should one or more of the financial institutions managing our invested funds experience increased financial pressure resulting in bankruptcy, or the threat of bankruptcy, access to our funds may be restricted for a period of time and may also result in losses on those funds.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

Our world headquarters is located in approximately 315,000 square feet of space in three leased office buildings in Indianapolis, Indiana. We also have a leased product distribution center in Indianapolis, Indiana. We lease five regional offices in the United States that are located in Annapolis, Maryland; Herndon, Virginia; Irvine, California; Columbia, South Carolina; and Jacksonville, Florida. Additionally, we lease offices for each of our Canada, EMEA and APAC operations in Montreal, Quebec; Slough, United Kingdom; Tokyo, Japan; Sydney, Australia; Frankfurt, Germany; Amsterdam, Netherlands; and Kuala Lumpur, Malaysia, and have several other office leases throughout the United States and in 20 other countries. See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our lease commitments.

We believe all of our facilities, including our world headquarters, regional offices and international offices in EMEA and APAC, are adequate and well suited to accommodate our business operations. We continuously review space requirements to ensure we have adequate room for growth in the future. On May 6, 2014, we entered into a lease agreement with Duke Construction Limited Partnership to expand our world headquarters to include a fourth, build-to-suit building in Indianapolis, Indiana. The target date for completion of construction of the fourth office building is mid-2015 and the lease term expires 10 years after construction in completed.

Item 3.Legal Proceedings.

The information set forth under “Legal Proceedings” in Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.MiNE SAFETY DISCLOSURES

Not applicable

PART II.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the ticker symbol ININ. The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock, as reported by The NASDAQ Global Select Market:

	2014		2013
Quarter Ended:	High	Low	High	Low
March 31	$81.59	$65.19	$45.48	$32.45
June 30	75.33	45.86	53.00	39.30
September 30	56.64	40.35	66.94	51.60
December 31	55.65	35.87	71.94	55.52

As of February 15, 2015, there were 81 registered holders of record of our common stock.

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance and expand our operations. Any future determination to declare or pay cash dividends will be at the discretion of our Board of Directors based upon our financial condition, operating results, capital requirements and other factors that they deem relevant.

Performance Graph

The following graph compares the cumulative total return to shareholders of our common stock from December 31, 2009 through December 31, 2014 with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (ii) the Research Data Group Software Composite Index (the RDG Software Composite Index). The graph assumes an investment of $100 on December 31, 2009 in each of our common stock, the S&P 500 Index and the RDG Software Composite Index (and the reinvestment of all dividends). The performance shown is not necessarily indicative of future performance. The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown is not indicative of, and is not intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	Cumulative Total Return
	Years Ended December 31,
	2009	2010	2011	2012	2013	2014
Interactive Intelligence Group, Inc.	$100.00	$141.79	$117.49	$181.79	$365.09	$259.62
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
RDG Software Composite	100.00	111.66	103.40	119.19	158.66	183.68

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

Consolidated Statements of Operations Data:
	Years Ended December 31,
	2014	2013	2012	2011	2010
Total revenues	$341,296	$318,234	$237,365	$209,526	$166,315
Gross profit	205,234	205,084	159,547	144,101	115,585
Operating income (loss)	(17,779)	14,397	1,083	21,641	23,369
Net income (loss)	(41,367)	9,515	906	14,798	14,901

Net income (loss) per share:
Basic	$(1.98)	$0.47	$0.05	$0.79	$0.85
Diluted	(1.98)	0.45	0.04	0.74	0.79

Consolidated Balance Sheet Data:
	As of December 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents and
investments	$61,704	$107,830	$80,630	$92,469	$85,882
Net working capital	47,431	104,271	56,069	64,069	70,408
Total assets	338,723	353,222	281,796	232,802	176,232
Total shareholders’ equity	170,730	189,355	144,117	129,974	99,264

 Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of our past performance, as well as our current and potential future financial condition and should be read in conjunction with other sections of this Annual Report on Form 10-K, including Item 1 “Business;” Item 6 “Selected Financial Data;” and Item 8 “Financial Statements and Supplementary Data.” Investors should carefully review the information contained in this Annual Report on Form 10-K under Item 1A “Risk Factors”. The following will be discussed:

•	Overview

•	Outlook for 2015

•	Critical Accounting Policies and Estimates

•	Revenues and Order Trends and Acquisition Highlights

•	Trends and Non-GAAP Metrics

•	Comparison of Years Ended December 31, 2014, 2013 and 2012

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Off-Balance Sheet Arrangements

Overview

Our Business

Interactive Intelligence Group, Inc. (“Interactive Intelligence”, “we”, “us”, or “our”) is a global provider of software and services for collaboration, communications, and customer engagement. Our primary offering is our Customer Interaction Center™ (“CIC”) product suite, a multichannel communications platform that can be deployed on-premises or through the cloud as Communications as a Service (“CaaS”). We are a recognized leader in the worldwide contact center market, where our software applications provide a range of pre-integrated inbound and outbound communications functionality. We utilize this same communications platform to provide solutions for unified communications, workforce optimization and business process automation. Our solutions are broadly applicable, and are used by businesses and organizations in various industries, including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services. We continue to invest in the development of our technology, particularly in our next generation cloud communication platform, Interactive Intelligence PureCloudSM (“PureCloud”). The first PureCloud service was released in January 2015, and significant additional services are anticipated to be released in the first half of 2015.

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

We continue to invest, develop and roll out our new PureCloud PlatformSM, our highly scalable, multi-tenant, next generation cloud communication platform.  This platform leverages contemporary open source technologies and Amazon Web Services as the deployment back-end, targeting both the small business market and large organizations.

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

In the past several years there has been a migration of contact centers from legacy Time Division Multiplex (“TDM”) based technology from larger competitors such as Avaya, Aspect and Genesys to Voice over Internet Protocol (“VoIP”). We compete primarily with the incumbent TDM providers and Cisco when customers are implementing VoIP technology. We continue to see an increase in customers moving from on-premises to cloud-based alternatives. Our cloud-based competitors are principally inContact and Five9.

We market our solutions directly to customers and through a network of approximately 350 partners throughout the world. We acquired partners or the related Interactive Intelligence business of partners in South Africa and the Netherlands in 2012 and New Zealand in 2013 to increase our direct presence internationally. In 2014, our partners accounted for 37% of all orders received, with 63% of our orders sold directly to customers. Geographically, 76% of our orders received in 2014 were from the Americas, 15% from Europe, the Middle East and Africa (“EMEA”) and 9% from the Asia-Pacific (“APAC”) region.

For further information on our business and the products and services we offer, see Part I, Item 1, “Business” in this Annual Report on Form 10-K.

Outlook for 2015

Our guidance for 2015 includes estimated cloud order growth of approximately 40%, and an approximate 8% decline in on-premises orders.

Our guidance also includes estimated  total recognized revenue of approximately $380 million, which represents growth of approximately 11% compared to 2014. We expect recurring revenues, which include both maintenance contracts and cloud-based revenues, to represent approximately 60% of total revenues. We continue to add new premises-based customers as certain organizations continue to prefer our on-premises solution over the cloud; however, we expect a slight decline in product revenues in 2015. We are executing on our strategy to increase revenues in future years with a revenue model that is increasingly driven by recurring sources.

Finally, our guidance includes an estimated non-GAAP operating loss of approximately $7 million, reflecting the continued increase of cloud orders as a percentage of our total orders, as well as increases in investments in developing and deploying our cloud solution and increased spending to further expand our sales and marketing efforts.  Our full year 2015 non-GAAP net loss per share is expected to be approximately $0.15 based on 21.5 million diluted shares outstanding and a pro forma tax benefit of 53%.

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

Sources of Revenues and Revenue Recognition Policy

Product revenues are generated from licensing the right to use our software solutions on-premises, and in certain instances,  selling hardware as a component of our solution. Recurring revenues are generated from fees from our cloud offerings and annual support fees from on-premises license agreements. Services revenues are generated primarily from professional and educational services fees. Revenues are generated by direct sales to customers and by indirect sales through our partner channels.

Product Revenues

The following criteria must be met before we can recognize any revenue from a perpetual license agreement:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Collection is probable; and

•	Delivery has occurred.

Upon meeting the revenue recognition criteria above, we immediately recognize as product revenues the residual amount of the total contract fees if sufficient vendor specific objective evidence (“VSOE”) of fair value exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient VSOE of fair value for the undelivered elements does not exist, we recognize the initial license fee as product revenues ratably over the initial term of the support agreement once support is the only undelivered product support. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, when support commences, or no more than six months following the contract date. If the contract includes prepaid support, the support period may be up to 36 months. We determine VSOE of fair value for support in on-premises arrangements based on substantive renewal rates the customer must pay to renew the support. The VSOE of fair value for other services is based on amounts charged when the services are sold in stand-alone sales.

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

Services Revenues

We generate services revenues from professional services, which include implementing our solutions, and from educational services, which consist of training courses for customers and partners. Services revenues are recognized as the services are performed.

Goodwill and Other Intangible Assets

We review goodwill and intangible assets with indefinite lives for impairment at least annually in accordance with Financial Accounting Standards Board (“FASB”) Account Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which amends FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other (“FASB ASC 350”). This guidance requires us to perform the goodwill impairment analysis annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount.  Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within our operating segment are similar and allows for their aggregation in accordance with the applicable accounting guidance. Based on the review of the qualitative events and circumstances outlined in FASB ASU 2011-08, we determined that it was more likely than not that the fair value of our reporting unit was greater than its carrying amount, and the two-step process of the goodwill impairment test was not necessary to perform. Identifiable intangible assets such as intellectual property trademarks and patents are amortized over a 10 to 15 year period using the straight-line method. In addition, other intangible assets, such as customer relationships, core technology and non-compete agreements are amortized over a 5 to 18 year period using the straight-line method. We determined no indication of impairment existed as of December 31, 2014 when the annual impairment tests were performed for goodwill and intangible assets.

See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on goodwill and other intangible assets.

Stock-Based Compensation Expense

Consistent with FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”), we continue to use the Black-Scholes option-pricing model as our method of valuation for stock option awards. Our determination of fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and an expected risk-free rate of return. If factors change and we use different assumptions for estimating stock-based compensation expense associated with awards granted in future periods, stock option compensation expense may differ materially in the future from that recorded in the current period.

We record compensation expense for stock-based awards using the straight-line method, which is recorded into earnings over the vesting period of the award. Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2014, 2013 and 2012 was $13.3 million, $9.2 million and $6.7 million, respectively. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our stock-based compensation.

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

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income prior to the period in which temporary differences such as loss carryforwards and tax credits expire. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryback and carryforward periods), projected future taxable income and tax planning strategies in making this assessment. During the fourth quarter of 2014, we recorded a deferred income tax expense of $33.4 million related to recording a valuation allowance to reduce a significant portion of our deferred tax assets. We have incurred cumulative tax losses in recent periods due to our business model shift to the cloud. Such tax losses may continue for a period of time. This deferred income tax expense reflects our assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future, but has no effect on our ability to use deferred tax assets, such as loss carryforwards and tax credits, to reduce future tax payments.

See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our income taxes.

Research and Development

Research and development (“R&D”) expenditures for our on-premises and CaaS solutions are generally expensed as incurred. FASB ASC Topic 985, Software, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Historically, costs incurred by us between completion of the working model and the point at which the product is ready for general release have been insignificant.

We capitalize costs related to our PureCloud Platform and certain projects described below for internal use in accordance with FASB ASC 350-40, Internal Use Software.  Once a solution has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use.  The capitalization of costs ceases upon completion of all substantial testing.  Costs incurred in the preliminary stages of development, maintenance and training costs are expensed as incurred.

R&D expenses were $59.5 million, $50.4 million and $45.7 million in 2014, 2013 and 2012, respectively. In addition to these R&D expenses, we capitalized $16.9 million and $3.6 million of development costs for internal use software during 2014 and 2013, respectively, related to the development of our PureCloud Platform. The Company will continue to capitalize development costs related to this project and will begin amortizing such costs once the software is ready for production beginning in 2015. Our R&D group is structured into technical teams, each of which follows formal processes for enhancements, release management and technical reviews. R&D expenses include a testing department that utilizes automated techniques to stress test our core software. We continue to make R&D a priority in our business in order to remain on the forefront of innovation.

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

Revenues and Order Trends and Acquisition Highlights

The following tables set forth our total revenues (in millions) and the annual growth percentage over the previous year for the past five years, a summary of the orders received during 2014 and 2013, and the geographic mix of those orders.

Revenues

Year	Revenues	Growth %
2014	$341.3	7%
2013	318.2	34
2012	237.4	13
2011	209.5	26
2010	166.3	27

Orders
	Years Ended December 31,
	2014	2013

Increase in dollar amount from prior year:	($ in thousands)
Total orders	11%	30%
On-premise orders	(8)%	(1)%
Cloud-based orders	29%	87%
Cloud-based orders as a % of total orders	59%	50%
Orders from new customers as a % of total orders	53%	43%
Direct orders as a % of total orders	63%	65%
Number of new on-premises customers	180	226
Number of new cloud-based customers	111	90
Total orders greater than $250,000	207	192

Geographic Mix

The following table shows the percentage of orders derived from each of our geographic regions for the periods presented:

	Years Ended December 31,
	2014	2013	2012
Americas	76%	80%	73%
Europe, Middle East, and Africa	15	13	18
Asia-Pacific	9	7	9

Acquisitions

On May 14, 2014, we entered into a stock purchase agreement and acquired OrgSpan, Inc. (“OrgSpan”), a privately held provider of cloud-based enterprise social communication solutions.  We funded the purchase of OrgSpan partially with cash on hand and partially with restricted shares of our common stock.  On April 1, 2013, we entered into an agreement with Amtel Communications Ltd. (“Amtel”), and acquired certain Interactive Intelligence-related contact center assets of Amtel.  We purchased these assets with cash on hand. Additional details for each acquisition are as follows:

			Working
			Capital
	Description of	Purchase	Amount	Escrow	# of
Company	Company	Price	Acquired	Amount	Employees
OrgSpan	Cloud-based enterprise social communications solutions provider	$14.1 million	-	-	38

Amtel	Reseller	$725,000	-	-	5

See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our acquisitions.

Trends and Non-GAAP Metrics

Our management monitors certain key measures to assess our financial results. In particular, we track trends in on-premises and cloud-based orders and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends, see “Revenues and Order Trends and Acquisition Highlights” and “Comparison of Years Ended December 31, 2014, 2013 and 2012” below.

In addition to measures based on accounting principles generally accepted in the United States (“GAAP”), our management monitors non-GAAP operating income and margin, non-GAAP net income and non-GAAP diluted earnings per share (“EPS”) to analyze our business. These non-GAAP measures include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments, exclude non-cash stock-based compensation expense, certain acquisition-related expenses, the amortization of certain intangible assets related to acquisitions and non-cash expense related to establishing the valuation allowance for our deferred tax assets, and adjust for non-GAAP income tax expense. These measures are not in accordance with, or an alternative for, GAAP and may be different from non-GAAP measures used by other companies. Stock-based compensation expense, amortization of intangibles related to acquisitions and expenses related to the valuation allowance for our deferred tax assets are non-cash, and non-GAAP income tax expense is pro forma based on non-GAAP earnings. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management's and investors' ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense, certain acquisition-related expenses and amortization of intangibles related to acquisitions amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also reviews financial statements that exclude stock-based compensation expense, certain acquisition-related expenses, amortization of intangibles amounts related to acquisitions, expense related to the valuation allowance for our deferred tax assets and pro forma income tax expense for its internal budgets.

The following table provides a reconciliation of GAAP net income (loss), GAAP operating income (loss) and GAAP diluted EPS with their non-GAAP counterparts for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012

	($ in thousands)
Net income (loss), as reported	$(41,367)	$9,515	$906
Purchase accounting adjustments:
Increase to revenues:
Recurring	17	202	522
Reduction of operating expenses:
Customer relationships	1,701	1,682	1,341
Technology	540	196	163
Non-compete agreements	180	180	180
Acquisition costs	612	48	281
Total	3,050	2,308	2,487
Non-cash stock-based compensation expense:
Costs of recurring revenues	1,345	806	523
Costs of services revenues	432	245	147
Sales and marketing	4,077	3,109	2,250
Research and development	4,027	2,733	1,886
General and administrative	3,378	2,354	1,871
Total	13,259	9,247	6,677
Non-GAAP income tax expense adjustment	(6,665)	(4,388)	-
Deferred tax asset valuation allowance	33,420	-	-
Non-GAAP net income	$1,697	$16,682	$10,070

Operating income (loss), as reported	$(17,779)	$14,397	$1,083
Purchase accounting adjustments	3,050	2,308	2,487
Non-cash stock-based compensation expense	13,259	9,247	6,677
Non-GAAP operating income (loss)	$(1,470)	$25,952	$10,247

Diluted EPS, as reported	$(1.98)	$0.45	$0.04
Purchase accounting adjustments	0.15	0.11	0.12
Non-cash stock-based compensation expense	0.63	0.44	0.34
Non-GAAP income tax expense adjustment	(0.31)	(0.21)	-
Deferred tax asset valuation allowance	1.60	-	-
Non-GAAP diluted EPS	$0.09	$0.79	$0.50

Comparison of Years Ended December 31, 2014, 2013 and 2012

Revenues

Our revenues include:  (i) product revenues; (ii) recurring revenues; and (iii) services revenues.  These revenues are generated through direct sales to customers and through our partner channels.

Product revenues include license fees for on-premises software and sales of hardware. Not all software and hardware product orders are recognized as revenue when they are received because of product general availability, certain contractual terms or the collection history with particular customers or partners. Consequently, product revenues for any particular period not only reflect certain orders received in the current period, but also include certain orders received but deferred in previous periods and recognized in the current period. In addition, a portion of product orders are related to support and recognized over the support period as recurring revenues.

Recurring revenues include renewals of the support fees from on-premises license agreements and all revenues from our cloud solutions. The support fees are recognized over the support period, generally between one and three years. Cloud-based orders are typically for periods of one to five years, with an overall weighted average contract term of 55 months as of December 31, 2014.

Services revenues primarily include professional and education services fees. Services revenues fluctuate based on the solution implementation requirements of our customers and partners as well as the number of attendees at our educational classes. We believe services revenues will continue to grow as product and cloud-based revenues increase, order sizes increase and as we license a greater percentage of our orders directly to our customers.

	Years Ended December 31,			Percent of Total Revenues			Increase (Decrease) Between Periods
	2014	2013	2012	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

	($ in thousands)			(%)	(%)	(%)	(%)	(%)
Product	$99,200	$117,708	$88,626	29.1	37.0	37.3	(16)	33
Recurring	187,373	147,941	118,343	54.9	46.5	49.8	27	25
Services	54,723	52,585	30,396	16.0	16.5	12.8	4	73
Total revenues	$341,296	$318,234	$237,365				7	34

Product Revenues 2014 vs. 2013

Product revenues decreased primarily due to an 8% decline in the total dollar amount of product orders received, as well as the deferral of $12.3 million of on-premises orders received during 2014 that were not recognizable based on their contract terms. During 2014, we received orders for 94,000 on-premises CIC users compared to 118,000 in 2013, a decrease of 20%. While the mix of solutions varies year to year, we experienced stable per seat pricing.

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

Recurring Revenues 2014 vs. 2013 and 2013 vs. 2012

The breakdown of recurring revenues was as follows:

	Years Ended December 31,			Increase Between Periods
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
				%	%
	($ in thousands)			(%)	(%)
Support fees	$126,882	$113,767	$96,322	12	18
Cloud-based	60,491	34,174	22,021	77	55
Total	$187,373	$147,941	$118,343	27	25

Recurring revenues increased in both comparative periods due to volume-driven increases from new customers, upgrades and additional subscriptions from existing customers and the recognition of revenues from previously deployed cloud solutions. Our support fees increased with the continued growth of our installed base of on-premises customers as well as from our recent acquisitions. Cloud-based revenues increases were primarily driven by the average number of CaaS delivered licensed seats of 31,000 in 2014, up from 15,000 in 2013, and 8,000 in 2012.  In addition to increases in the number of CaaS delivered licensed seats, there were slight increases in per seat pricing for cloud-based orders between 2014, 2013 and 2012.

Our unbilled future cloud-based user revenues were $298.5 million and $183.5 million as of December 31, 2014 and 2013, respectively. These unbilled cloud-based revenues are not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not yet been invoiced to the customer.  Unbilled cloud-based revenues continue to increase as we build our cloud customer base.

Service Revenues 2014 vs. 2013 and 2013 vs. 2012

Services revenues increased in both comparative periods primarily due to growth in the number and scope of professional service engagements, for both on-premises and cloud-based deployments. The 4% year-over-year increase in services revenues during 2014 was lower than the increase experienced in previous years because of the shift in our business to the cloud, which usually involves deployments requiring shorter professional services engagements.

Costs of Revenues

Our costs of revenues include cost of:  (i) product revenues; (ii) recurring revenues; and (iii) services revenues.

Costs of product revenues consist of hardware costs (including media servers, Interaction Gateway® appliances and Interaction SIP StationsTM that we develop, as well as servers, telephone handsets and gateways that we purchase and resell), royalties for third-party software and other technologies included in our solutions, as well as personnel and product distribution facility costs. These costs can fluctuate depending on which software solutions are licensed (including third-party software) and the dollar amount of orders for hardware and appliances.

Costs of recurring revenues consist primarily of compensation expenses for technical support personnel as well as costs associated with deploying our cloud offerings. Some costs related to our cloud offerings, such as equipment expenses, are recognized over time, but others such as compensation and travel-related expenses are recognized as incurred.  Some of these costs are fixed while others are variable based on usage and call volume. We expect operating margins for our cloud-based offerings to improve over time as this portion of our business continues to scale and as we implement improvements in our infrastructure.

Costs of services revenues consist primarily of compensation expenses for our professional services, client success and educational personnel.

	Years Ended December 31,			Percent of Total Revenues			Increase (Decrease) Between Periods
	2014	2013	2012	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

	($ in thousands)			(%)	(%)	(%)	(%)	(%)
Product	$27,549	$29,233	$24,329	8.1	9.2	10.2	(6)	20
Recurring	63,917	44,961	32,227	18.7	14.1	13.6	42	40
Services	44,056	38,760	21,099	12.9	12.2	8.9	14	84
Total costs of revenues	$135,522	$112,954	$77,655				20	45
Product revenue gross margin	72.2%	75.2%	72.5%
Recurring revenue gross margin	65.9%	69.6%	72.8%
Services revenue gross margin	19.5%	26.3%	30.6%

Costs of Product Revenues 2014 vs. 2013

Costs of product revenues decreased primarily due to lower product revenues and the related decreases in costs of third party goods sold and direct operating expenses.  Our overall product revenue gross margin decreased due to a higher mix of hardware sales received during 2014, which have a lower margin than software licenses, and increases in third party costs.  Third party costs fluctuate based on the mix of software sold.

Costs of Product Revenues 2013 vs. 2012

Costs of product revenues increased primarily due to the related increase in cost of goods sold recognized in conjunction with $17.7 million in product revenue recognized in 2013 that had previously been deferred.  Overall product revenue gross margin improved primarily due to a higher mix of software licenses, which contribute a higher margin than hardware sales.

Costs of Recurring Revenues 2014 vs. 2013 and 2013 vs. 2012

Costs of recurring revenues increased in both comparative periods primarily due to increases in compensation expenses related to staffing increases to support our expanding customer base and the growing number of cloud-based deployments, as well as related increases in depreciation, telecommunications, data center and other related expenses as we continue to build the infrastructure to support our could deployments around the world.  The gross margin on recurring revenues decreased due to the relative increase in cloud revenues, which have a lower gross margin than support fees.

Costs of Services Revenues 2014 vs. 2013 and 2013 vs. 2012

Costs of services revenues increased, resulting in a decrease in services revenue gross margin, primarily due to an increase in compensation, travel, and other direct expenses resulting from an increase in staff hired to meet the demand for our professional services.  We also supplemented our services staff by increasing our utilization of third parties in each year to assist with customer implementations, resulting in increased outsourced services expense.

Gross Profit 2014 vs. 2013 and 2013 vs. 2012

	Years Ended December 31,
	2014	2013	2012

	($ in thousands)
Gross Profit	$205,234	$205,084	$159,547
Change from prior year	0%	29%	11%
Gross margin	60.1%	64.4%	67.2%

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

Research and development expenses are comprised primarily of compensation expense, allocated overhead costs and depreciation expenses. We believe that continued investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions. As a result, we expect research and development expenses will continue to increase in future periods.

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal, other professional fees and bad debt expense. We expect that general and administrative expenses will continue to increase as we continue to expand staffing and our infrastructure consistent with our growth strategy.

As our cloud-based orders as a percentage of total orders increase, operating expenses as a percentage of total revenues may increase because revenues for cloud-based deployments are recognized over time while most related operating expenses are recognized as incurred.

	Years Ended December 31,			Percent of Total Revenues			Increase Between Periods
	2014	2013	2012	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

	($ in thousands)			(%)	(%)	(%)	(%)	(%)
Sales and marketing	$119,143	$103,777	$81,539	34.9	32.6	34.4	15	27
Research and development	59,482	50,397	45,682	17.4	15.8	19.2	18	10
General and administrative	42,507	34,651	29,722	12.5	10.9	12.5	23	17
Total operating expenses	$221,132	$188,825	$156,943				17	20

Sales and Marketing 2014 vs. 2013 and 2013 vs. 2012

Sales and marketing expenses increased in both comparative periods primarily due to increases in compensation and travel expenses resulting from staffing increases.  We also increased spending on marketing programs, including promotional and branding initiatives.

Research and Development 2014 vs. 2013 and 2013 vs. 2012

Research and development expenses increased in both comparative periods primarily due to increases in compensation and other related expenses resulting from staffing increases through staff hired and acquired.  Additionally, expenses related to outsourced services for localization and third party data center services as well as recruiting expenses increased to support staffing increases.

We capitalized $16.9 million and $3.6 million of development costs for internal use software for our PureCloud Platform during 2014 and 2013, respectively. We will continue to capitalize certain development costs related to this project and will amortize such costs as the related software functionality is ready for production,  which is expected to occur during the first half of 2015. Including these capitalized costs, research and development costs increased 41% in 2014 compared to 2013 and 18% in 2013 compared to 2012.

General and Administrative 2014 vs. 2013 and 2013 vs. 2012

General and administrative expenses increased in both comparative periods primarily due to an increase in compensation cost, primarily resulting from staffing increases to support our overall personnel growth and increases in expenses related to legal services, software, consulting, professional development and recruiting to support growth in our business.

Other Income (Expense)

Interest Income, net

Interest income, net, consists of interest earned from investments, receivables and interest-bearing cash accounts. Interest expense and fees, which were not material in any periods reported, are also included.

Interest income, net breakdown	Years Ended December 31,
	2014	2013	2012

	($ in thousands)
Interest income on investments	$596	$576	$958
Interest income receivables	410	197	15
Other interest (expense)	5	60	(201)
Total interest income, net	$1,011	$833	$772

We invest in longer term investments with maturities up to three years to increase our overall yield on investments and monitor the allocation of funds in our investment accounts to maximize our return on investment within our established investment policy. We do not have any investments in subprime assets.

Return on investments	Years Ended December 31,
	2014	2013	2012

	($ in thousands)
Cash, cash equivalents, and investments (average)	$84,767	$94,230	$86,550
Interest income on investments	596	576	958
Return on investments	0.70%	0.61%	1.11%

Our return on investments has been relatively constant in 2014, 2013, and 2012 and the changes in interest income were primarily due to the changes in the levels of our invested balances throughout each year.

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

	Years Ended December 31,
	2014	2013	2012

	($ in thousands)
Other expense	$727	$2,142	$189

Other Expense 2014 vs. 2013

Other expense decreased primarily due to foreign currency exposures that were unhedged during a portion of 2013.  We began hedging certain intercompany loan receivables denominated in South African Rand and the euro during the first quarter of 2013.  These exposures were hedged throughout all of 2014.

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

Income Tax Expense
	Years Ended December 31,
	2014	2013	2012

	($ in thousands)
Income (loss) before tax	$(17,495)	$13,088	$1,666
Income tax expense	23,872	3,573	760
Effective tax rate	(137)%	27%	46%

Valuation allowance	33,420	135	-
Tax payments	2,410	882	3,213

Our effective tax rate was (137.2%) for the year ended December 31, 2014 compared to 27% for the year ended December 31, 2013. The tax rate was determined by considering the federal tax rate, rates in various states and international jurisdictions in which we have operations, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes. The change in the effective tax rate was principally due to the recording of a deferred income tax expense of $33.4 million during the fourth quarter of 2014 related to recording a valuation allowance to reduce a significant portion of our deferred tax assets, resulting in a total valuation allowance as of December 31, 2014 of $33.6 million. As of December 31, 2013, the valuation allowance was $135,000. The deferred income tax expense reflects our assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future, but has no effect on our ability to use deferred tax assets, such as loss carryforwards and tax credits, to reduce future tax payments. Cash payments related to income taxes were $2.4 million in 2014; however, due to establishing an allowance for net deferred tax assets, we recorded income tax expense of $23.9 million for the year ended December 31, 2014.

As of December 31, 2014, we had $10 million of various tax credit carryforwards to offset taxable income and taxes payable as described in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In December 2014, the research and development tax credit was extended through December 31, 2014. During 2014, we generated $2.5 million of federal and state research and development tax credits.

We have historically used a cost plus basis for calculating taxes in most foreign tax jurisdictions in which we operate.  A cost plus tax basis limits the taxes paid in these foreign jurisdictions to a markup of the costs that we incur in these jurisdictions and is not tied to the actual revenues generated.

Foreign subsidiaries	Years Ended December 31,
	2014	2013	2012

	($ in thousands)

Income (loss) before taxes	$3,463	$3,000	$(9,500)
Tax expense (benefit)	840	6,800	(2,900)

During the second quarter of 2013, we implemented a change in our transfer pricing methodology with respect to our foreign subsidiaries. This resulted in income at our foreign subsidiaries in 2014 and 2013, as compared with the loss in 2012. Due to this change in methodology, we recorded a tax expense of $6.8 million for the year ended December 31, 2013. Our 2014 tax expense reflects a full year under the new methodology. The impact of the foreign effective income tax rates could increase as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

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

	Years Ended December 31,
	2014		2013		2012
	(%)		(%)		(%)
Product Revenue	72	72	75	75	73	73
Recurring Revenues	66	66	70	69	73	73
Support fees	84	84	83	84	84	83
Cloud-based	20	32	26	20	21	26
Services Revenues	19	20	26	26	31	31
Total Revenues	60	60	64	64	67	67

We determine our liquidity by combining cash and cash equivalents and short-term and long-term investments as shown in the table below. Based on our current expectations, we believe that our current liquidity position, when combined with our anticipated cash flows from operations and borrowing capacity, will be sufficient to satisfy our working capital requirements and current or expected obligations associated with our operations over the next 12 months.  Our largest potential capital outlay in the future is expected to be related to purchases of data centers and information technology equipment. If our liquidity is not sufficient to satisfy our working capital requirements and current or expected obligations associated with our operations over the next 12 months, we may need to raise additional capital, either through the capital markets or debt financings.

	December 31, 2014	December 31, 2013

	($ in thousands)
Cash and cash equivalents	$36,168	$65,881
Short-term investments	20,041	32,162
Long-term investments	5,495	9,787
Total liquidity	$61,704	$107,830

We believe that the funds of Interactive Intelligence and its subsidiaries that are held in foreign accounts can be transferred into the U.S. with limited tax consequences. Given our liquidity in the U.S., however, we do not have plans to repatriate earnings from our foreign subsidiaries.  As of December 31, 2014, Interactive Intelligence held a total of $1.0 million in its various foreign bank accounts and its foreign subsidiaries held a total of $21.0 million in their various bank accounts.  The temporary difference related to unremitted earnings of our foreign subsidiaries as of December 31, 2014, that have not been subject to United States income taxation as dividends and are indefinitely invested outside the United States, was $22.7 million. If we were to repatriate all of those earnings to Interactive Intelligence in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $4.9 million.

The following table shows the U.S. dollar equivalent of our foreign account balances for the stated periods:

	As of December 31,
	2014	2013	2012

	($ in thousands)
Euro	$5,501	$9,561	$8,807
Canadian dollar	4,894	1,581	3,577
Australian dollar	2,763	5,886	6,137
British pound	2,759	1,401	2,405
New Zealand dollar	2,446	1,699	771
South African rand	1,532	4,108	3,001
Other foreign currencies	1,542	1,391	512
Total	$21,437	$25,627	$25,210

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended December 31,			Increase (Decrease) Between Periods
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

	($ in thousands)
Beginning cash and cash equivalents	$65,881	$45,057	$28,465	20,824	16,592
Cash (used in) provided by operating activities	(1,716)	27,375	20,868	(29,091)	6,507
Cash used in investing activities	(35,203)	(34,028)	(11,318)	(1,175)	(22,710)
Cash provided by financing activities	7,206	27,477	7,042	(20,271)	20,435
Ending cash and cash equivalents	$36,168	$65,881	$45,057	(29,713)	20,824
Days sales outstanding (DSO)	85	80	87

Cash flows provided by (used in) operations consist of our earnings, adjusted for various non-cash expense, such as depreciation and amortization, and balance sheet changes. The three most significant items that impacted our cash flow from operations during each of the comparative periods were our net income (loss) and changes in accounts receivables, and deferred revenues.

Accounts receivables increased $7.0 million, or 9%, as of December 31, 2014 compared to December 31, 2013 and $12.0 million, or 18% as of December 31, 2013 compared to December 31, 2012.  Our 2013 DSO was lower than our typical run rate as a result of strong collections during the fourth quarter of 2013 and a year-over-year increase in fourth quarter revenue of $20.2 million or 29%.  Our 2014 DSO returned to a more typical level.

Increases in deferred revenues increase our cash flow from operations and decreases in deferred revenues decrease our cash flow from operations.  Total current and long-term deferred revenues decreased by $5.3 million as of December 31, 2014 compared to December 31, 2013 primarily because of the decrease in on-premises orders and long-term support agreements received in 2014.  Deferred revenues increased by $23.9 million as of December 31, 2013 compared to December 31, 2012 primarily due to the growth in advance billings of support for our installed base of on-premises customers, and a corresponding increase in long-term support agreements received in 2013, which are reflected on the balance sheet as long-term deferred revenues.  In 2015, we are focused on collecting up-front payments for our cloud services, which we believe will increase deferred revenues and cash flow from operations.

Cash used in investing activities increased $1.2 million in 2014 compared to 2013 primarily due to increased investment in capitalized software of $14.3 million (including $13.3 million for PureCloud), an $8.5 million increase in cash used to fund acquisitions, and a $600,000 increase in cash used to purchase property, plant and equipment.  These increases were offset by a $22.2 million increase in proceeds from the sale of available-for-sale investments during 2014 as compared to 2013.  Cash used in investing activities increased $22.7 million in 2013 compared to 2012 primarily due to a $34.4 million decrease in proceeds resulting from the sale of available-for-sale investments, a $10.5 million increase in the purchase of property, plant and equipment, and a $5.3 million increase in capitalized software (including $3.6 million for PureCloud), partially offset by a $21.9 million decrease in cash used to fund acquisitions.

Cash provided by financing activities decreased $20.2 million in 2014 compared to 2013 primarily due to a $13.5 million decrease in tax benefits from stock-based payment arrangements, a $5.5 million decrease in proceeds from stock options exercised, and a $1.7 million increase in tax withholdings on RSUs, partially offset by a $500,000 increase in proceeds from the issuance of common stock.   Cash provided by financing activities increased $20.4 million in 2013 compared to 2012 primarily due to a $11.9 million increase in tax benefits from stock-based payment arrangements and a $9.1 million increase in proceeds from stock options exercised.

Contractual Obligations

The following amounts set forth in the table are as of December 31, 2014 (in thousands).

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations
Operating lease obligations	$104,828	$13,527	$26,643	$19,008	$45,650
Purchase obligations	15,541	8,980	6,561	-	-
Other obligations	1,702	-	-	1,702	-
Total	$122,071	$22,507	$33,204	$20,710	$45,650

As set forth in the Contractual Obligations table, we have operating lease obligations and purchase obligations that are not recorded in our consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to FASB ASC Topic 840, Leases. These obligations include the operating lease of our world headquarters and the leases of several other locations for our offices in the United States and 20 other countries.  See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our lease commitments.

In addition, we have signed obligations for activities after December 31, 2014, such as marketing related initiatives, which are included in our purchase obligations. Finally, other obligations include amounts regarding our tax liabilities and uncertain tax positions related to FASB ASC 740. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our uncertain tax positions.

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

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2014.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Canadian dollar, South African rand, Australian dollar, New Zealand dollar and the euro, among others. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our solutions more expensive and less competitive in foreign markets. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may price our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. As of December 31, 2014, we had outstanding hedging arrangements for the euro, South African rand, Australian dollar, Canadian dollar, British Pound and New Zealand dollar. For the years ended December 31, 2014 and 2013, we recorded foreign currency losses of $727,000 and $2.1 million, respectively.

For the year ended December 31, 2014, approximately 23% of our revenues and 22% of our expenses were denominated in a foreign currency. As of December 31, 2014, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or (losses), consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $6.9 million. A 10% change in foreign currency exchange rates would have changed the carrying value of these net assets by approximately $700,000 as of December 31, 2014, with a corresponding foreign currency gain (loss) recognized in our consolidated statements of income, if not hedged.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at December 31, 2014, the fair value of our portfolio would decrease by approximately $137,000.

Item 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Interactive Intelligence Group, Inc.:

We have audited the accompanying consolidated balance sheets of Interactive Intelligence Group, Inc. (the Company) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement Schedule II – Valuation and Qualifying Accounts. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Intelligence Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement Schedule II – Valuation and Qualifying Accounts, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Interactive Intelligence Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Indianapolis, Indiana

February 27, 2015

Interactive Intelligence Group, Inc.

Consolidated Balance Sheets

As of December 31, 2014 and 2013

(in thousands, except share amounts)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$36,168	$65,881
Short-term investments	20,041	32,162
Accounts receivable, net of allowance for doubtful accounts of $1,052
at December 31, 2014 and $1,233 at December 31, 2013	87,413	80,414
Deferred tax assets, net	-	23,684
Prepaid expenses	29,417	21,989
Other current assets	14,655	13,566
Total current assets	187,694	237,696
Long-term investments	5,495	9,787
Property and equipment, net	44,785	36,919
Capitalized software, net	33,598	7,324
Goodwill	43,732	37,298
Intangible assets, net	16,517	19,025
Other assets, net	6,902	5,173
Total assets	$338,723	$353,222

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,236	$8,727
Accrued liabilities	18,299	15,162
Accrued compensation and related expenses	19,211	17,494
Deferred product revenues	5,945	10,412
Deferred recurring revenues	76,647	70,762
Deferred services revenues	9,925	10,868
Total current liabilities	140,263	133,425
Long-term deferred revenues	18,158	23,914
Deferred tax liabilities, net	2,437	2,388
Other long-term liabilities	7,135	4,140
Total liabilities	167,993	163,867
Shareholders' equity:
Common stock, $0.01 par value; 100,000,000 authorized;
21,278,858 issued and outstanding at December 31, 2014,
20,504,106 issued and outstanding at December 31, 2013	213	205
Additional paid-in capital	196,691	170,072
Accumulated other comprehensive loss	(5,561)	(1,676)
Retained earnings (accumulated deficit)	(20,613)	20,754
Total shareholders' equity	170,730	189,355
Total liabilities and shareholders' equity	$338,723	$353,222

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Product	$99,200	$117,708	$88,626
Recurring	187,373	147,941	118,343
Services	54,723	52,585	30,396
Total revenues	341,296	318,234	237,365
Costs of revenues:
Costs of product	27,549	29,233	24,329
Costs of recurring	63,917	44,961	32,227
Costs of services	44,056	38,760	21,099
Amortization of intangible assets	540	196	163
Total costs of revenues	136,062	113,150	77,818
Gross profit	205,234	205,084	159,547
Operating expenses:
Sales and marketing	119,143	103,777	81,539
Research and development	59,482	50,397	45,682
General and administrative	42,507	34,651	29,722
Amortization of intangible assets	1,881	1,862	1,521
Total operating expenses	223,013	190,687	158,464
Operating income (loss)	(17,779)	14,397	1,083
Other income (expense):
Interest income, net	1,011	833	772
Other expense	727	2,142	189
Total other income (expense)	284	(1,309)	583
Income (loss) before income taxes	(17,495)	13,088	1,666
Income tax expense	23,872	3,573	760
Net income (loss)	$(41,367)	$9,515	$906
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,745)	(907)	(645)
Net unrealized investment gain (loss) - net of tax	(140)	(94)	163
Comprehensive income (loss)	$(45,252)	$8,514	$424

Net income (loss) per share:
Basic	$(1.98)	$0.47	$0.05
Diluted	(1.98)	0.45	0.04

Shares used to compute net income (loss) per share:
Basic	20,930	20,033	19,241
Diluted	20,930	21,088	20,162

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)

					Retained
			Additional	Accumulated Other	Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balances, January 1, 2012	18,961	$190	$119,644	$(193)	$10,333	$129,974

Stock-based compensation expense	-	-	6,677	-	-	6,677
Exercise of stock options	430	4	5,025	-	-	5,029
Issuances of common stock	26	-	680	-	-	680
Issuance of restricted stock units, net of tax withholdings	20	-	(253)	-	-	(253)
Tax benefits from stock-based payment arrangements	-	-	1,586	-	-	1,586
Net income	-	-	-	-	906	906
Foreign currency translation adjustment	-	-	-	(645)	-	(645)
Net unrealized investment gain	-	-	-	163	-	163
Balances, December 31, 2012	19,437	$194	$133,359	$(675)	$11,239	$144,117

Stock-based compensation expense	-	-	9,247	-	-	9,247
Exercise of stock options	1,007	11	14,111	-	-	14,122
Issuances of common stock	19	-	837	-	-	837
Issuance of restricted stock units, net of tax withholdings	41	-	(961)	-	-	(961)
Tax benefits from stock-based payment arrangements	-	-	13,479	-	-	13,479
Net income	-	-	-	-	9,515	9,515
Foreign currency translation adjustment	-	-	-	(907)	-	(907)
Net unrealized investment loss	-	-	-	(94)	-	(94)
Balances, December 31, 2013	20,504	$205	$170,072	$(1,676)	$20,754	$189,355

Stock-based compensation expense	-	-	14,912	-	-	14,912
Issuance of restricted shares	-	-	4,692	-	-	4,692
Exercise of stock options	673	8	8,602	-	-	8,610
Issuances of common stock	25	-	1,320	-	-	1,320
Issuance of restricted stock units, net of tax withholdings	77	-	(2,724)	-	-	(2,724)
Tax benefits from stock-based payment arrangements	-	-	(183)	-	-	(183)
Net loss	-	-	-	-	(41,367)	(41,367)
Foreign currency translation adjustment	-	-	-	(3,745)	-	(3,745)
Net unrealized investment loss	-	-	-	(140)	-	(140)
Balances, December 31, 2014	21,279	$213	$196,691	$(5,561)	$(20,613)	$170,730

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$(41,367)	$9,515	$906
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	15,787	11,664	8,547
Amortization	2,421	2,058	1,776
Other non-cash items	(1,033)	1,439	(906)
Stock-based compensation expense	13,259	9,247	6,677
Excess tax benefits from stock-based payment arrangements	-	(13,479)	(1,586)
Deferred income taxes	23,550	(4,795)	(12,311)
Amortization (accretion) of investment premium (discount)	523	(37)	846
Loss on disposal of fixed assets	76	-	74
Changes in operating assets and liabilities:
Accounts receivable	(6,999)	(12,005)	(10,166)
Prepaid expenses	(7,374)	(6,178)	(4,490)
Other current assets	(1,257)	737	(975)
Accounts payable	1,509	(69)	5,071
Accrued liabilities	1,371	1,233	11,941
Accrued compensation and related expenses	1,717	3,854	4,400
Deferred product revenues	(4,355)	4,284	1,190
Deferred recurring revenues	17	17,183	10,507
Deferred services revenues	(943)	2,462	2,343
Other assets and liabilities	1,382	262	(2,976)
Net cash (used in) provided by operating activities	(1,716)	27,375	20,868
Investing activities:
Sales of available-for-sale investments	48,750	26,803	58,235
Purchases of available-for-sale investments	(32,967)	(33,270)	(30,348)
Purchases of property and equipment	(21,363)	(20,758)	(15,554)
Capitalized software	(20,417)	(6,112)	(862)
Acquisitions, net of cash	(9,173)	(725)	(22,651)
Unrealized (gain) loss on investment	(33)	34	(138)
Net cash used in investing activities	(35,203)	(34,028)	(11,318)
Financing activities:
Proceeds from stock options exercised	8,610	14,122	5,029
Proceeds from issuance of common stock	1,320	837	680
Tax withholding on restricted stock awards	(2,724)	(961)	(253)
Excess tax benefits from stock-based payment arrangements	-	13,479	1,586
Net cash provided by financing activities	7,206	27,477	7,042
Net (decrease) increase in cash and cash equivalents	(29,713)	20,824	16,592
Cash and cash equivalents, beginning of period	65,881	45,057	28,465
Cash and cash equivalents, end of period	$36,168	65,881	45,057

Cash paid during the period for:
Interest	$-	$6	$5
Income taxes	2,410	882	3,213

Other non-cash item:
Purchase of property and equipment payable at end of period	1,761	413	173

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

1.THE COMPANY

Interactive Intelligence Group, Inc. (“Interactive Intelligence” or the “Company”) is a global provider of software and services for collaboration, communications, and customer engagement. The Company’s primary offering is the Customer Interaction Center™ (“CIC”) product suite, a multichannel communications platform that can be deployed on-premises or through the cloud as Communications as a Service (“CaaS”). The Company is a recognized leader in the worldwide contact center market, where its software applications provide a range of pre-integrated inbound and outbound communications functionality. The Company utilizes this same communications platform to provide solutions for unified communications, workforce optimization and business process automation. The Company’s solutions are broadly applicable, and are used by businesses and organizations in various industries, including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services. The Company continues to invest in the development of its technology, particularly in its next generation cloud communication platform, Interactive Intelligence PureCloudSM (“PureCloud”).

The Company commenced principal operations in 1994 and revenues were first recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in 14 other countries. The Company’s world headquarters are located in Indianapolis, Indiana with regional offices throughout the United States and 20 other countries. The Company markets its software solutions worldwide.

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

Revisions and Adjustments

Effective January 1, 2014, the Company revised certain personnel related expenses which were included in cost of recurring revenues in prior periods to sales and marketing expenses. In prior years, these costs were not significant; however, as these costs have continued to increase in line with the Company’s growth strategy related to its cloud offerings, the Company concluded that it is appropriate to report these personnel related expenses as sales and marketing. For the year ended December 31, 2013, $904,000 has been revised to sales and marketing expenses based on this new expense presentation. The revision did not have any impact on the overall results previously reported.

During 2014, the Company separately classified deferred services revenues and deferred recurring revenues. As of December 31, 2013, $70.8 million has been reclassified to separately present deferred recurring revenues from deferred services revenues. The revision did not have any impact on the overall results previously reported.

Revenue Recognition

The Company reports three types of revenues: product revenues, recurring revenues, and services revenues. Product revenues are generated from licensing the right to use its software solutions on-premises, and in certain instances, selling hardware as a component of the solution. Recurring revenues are generated by annual support fees from on-premises license agreements and fees from the Company’s cloud offerings. Services revenues are generated primarily from professional services and educational services fees. Revenues are generated by direct sales to customers and by indirect sales through the Company’s partner channels.

Product Revenues

For any revenues to be recognized from a perpetual license agreement, the following criteria must be met:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Collection is probable; and

•	Delivery has occurred.

For a perpetual license agreement, upon meeting the revenue recognition criteria above, the Company immediately recognizes as product revenues the residual amount of the total contract fees if sufficient vendor specific objective evidence (“VSOE”) of fair value exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient VSOE of fair value for the undelivered product support does not exist, the Company recognizes the initial license fee as product revenues ratably over the initial term of the support agreement once support is the only undelivered element. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, when support commences, or no more than six months following the contract date. If the contract includes prepaid support, the support period may be up to 36 months. The Company determines VSOE of fair value for support in on-premises agreements based on substantive renewal rates the customer must pay to renew the support. The VSOE of fair value for other services is based on amounts charged when the services are sold in stand-alone sales.

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

If payment is not made timely, the Company will contact the customer or partner to try to obtain the payment. If this is not successful, the Company will institute other collection practices such as generating collection letters, charging interest, involving sales personnel and ultimately terminating the customer’s or partner’s access to future upgrades, licenses or services and technical support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

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

Goodwill and Other Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment at least annually in accordance with FASB Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which amends FASB ASC Topic 350, Intangibles – Goodwill and Other (“FASB ASC 350”). This guidance requires the Company to perform the goodwill impairment analysis annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. The Company tests goodwill at the operating segment level as it has determined that the characteristics of the reporting units within its operating segment are similar and allows for their aggregation in accordance with the applicable accounting guidance. Based on the review of the qualitative events and circumstances outlined in FASB ASU 2011-08, the Company determined that it was more likely than not that the fair value of its reporting unit was greater than its carrying amount, and the two-step process of the goodwill impairment test was not necessary to perform.  Identifiable intangible assets such as intellectual property trademarks and patents are amortized over a 10 to 15 year period using the straight-line method. In addition, other intangible assets, such as customer relationships, core technology and non-compete agreements are amortized over a 5 to 18 year period using the straight-line method. The Company determined no indication of impairment existed as of December 31, 2014 when the annual impairment tests were performed for goodwill and intangible assets.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for 2014, 2013 and 2012 was $6.2 million, $6.4 million and $4.4 million, respectively.

Research and Development

Research and development expenditures for the Company’s on-premises and CaaS solutions are generally expensed as incurred. FASB ASC Topic 985, Software,  requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Historically, costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

During 2014, the Company continued to invest in its PureCloud PlatformSM, its next generation cloud communication platform. This platform will be the Company’s first solution offered solely as a cloud service, with no on-premises option. The costs incurred for this new platform result from internal activity, as the Company does not intend to sell the PureCloud solution but will offer PureCloud as a service. As a result, the Company capitalized $16.9 million and $3.6 million of internal use software costs relating to this new platform during 2014 and 2013, respectively.  Research and development expense (after capitalization) for 2014, 2013 and 2012 was $59.5 million, $50.4 million and $45.7 million, respectively.

Stock-Based Compensation

Consistent with FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”), the Company continues to use the Black-Scholes option-pricing model as its method of valuation for stock option awards. The Company’s determination of fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and an expected risk-free rate of return. If factors change and the Company uses different assumptions for estimating stock-based compensation expense associated with awards granted in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The Company records compensation expense for stock-based awards using the straight-line method, which is expensed over the vesting period of the award. Stock-based compensation expense for employee and director stock options and restricted stock units recognized under FASB ASC 718 for the years ended December 31, 2014, 2013 and 2012 was $13.3 million, $9.2 million and $6.7  million, respectively. See Note 7 for further information on the Company’s stock-based compensation.

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

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income prior to the period in which temporary differences such as loss carryforwards and tax credits expire. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryback and carryforward periods), projected future taxable income and tax planning strategies in making this assessment. During the fourth quarter of 2014, the Company recorded a deferred income tax expense of $33.4 million related to recording a valuation allowance to reduce a significant portion of the Company’s deferred tax assets. The Company has incurred cumulative tax losses in recent periods due to its business model shift to the cloud. Such tax losses may continue for a period of time. This deferred income tax expense reflects the Company’s assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 31, 2014, the Company had $10.0 million in tax credit carryforwards recorded as deferred tax assets as well as a valuation allowance of $33.6 million. The Company will continue to evaluate the valuation of deferred tax assets in accordance with the requirements of FASB ASC 740. See Note 10 for further information on the Company’s income taxes.

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

	Years Ended December 31,
	2014	2013	2012
Net income (loss), as reported (A)	$(41,367)	$9,515	$906

Weighted average shares of common stock outstanding (B)	20,930	20,033	19,241
Dilutive effect of employee stock options and RSUs	-	1,055	921
Common stock and common stock equivalents (C)	20,930	21,088	20,162

Net income (loss) per share:
Basic (A/B)	$(1.98)	$0.47	$0.05
Diluted (A/C)	(1.98)	0.45	0.04

The Company’s calculation of diluted net income (loss) per share for 2014, 2013 and 2012 excludes RSUs and stock options to purchase approximately 207,000,  197,000 and 726,000 shares of the Company's common stock, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The Company reports unrealized gains (losses) on marketable securities and foreign currency translation adjustments as other comprehensive income (loss).

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Internal Use Software

The Company capitalizes costs related to its PureCloud Platform and certain projects described below for internal use in accordance with FASB ASC 350-40, Internal Use Software.  Once a solution has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use.  The capitalization of costs ceases upon completion of all substantial testing.  Costs incurred in the preliminary stages of development, maintenance and training costs are expensed as incurred.  During the years ended December 31, 2014 and 2013, the Company capitalized $16.9 million and $3.6 million, respectively, of costs related to the development of its PureCloud Platform.  The Company will continue to capitalize development costs related to this project and will begin amortizing such costs once the software is ready for production beginning in the first half of 2015.

The Company is implementing new business systems to meet its internal business needs. The Company has no substantive plans to market such software externally. During the years ended December 31, 2014 and 2013, the Company capitalized $5.2 million and $2.5 million, respectively, of costs associated with development and implementation of these systems.

3.INVESTMENTS

The Company’s short-term investments all mature in less than one year and the Company’s long-term investments mature between one and three years. Both short-term and long-term investments are considered available for sale. In 2014 and 2013, the Company purchased short-term investments for $22.4 million and $26.4 million, respectively. As of December 31, 2014 and 2013, the Company held $20.0 million and $32.2 million, respectively, in short-term investments and $5.5 million and $9.8 million, respectively, in long-term investments that were recorded at their fair values. The Company does not invest in subprime assets.

Gross realized gains and losses included in interest income, net totaled less than $15,000 in each of 2014, 2013 and 2012.

Interest income, net was $1,011,000, $833,000, and $772,000 in 2014, 2013 and 2012, respectively.

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheet, measured at fair value as of December 31, 2014 and 2013 (in thousands):

	Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$34,452	$34,452	$-	$-
Money market funds	1,716	1,716	-	-
Total	$36,168	$36,168	$-	$-

Short-term investments:
Corporate notes	19,241	-	19,241	-
Commercial paper	800	-	800	-
Total	$20,041	$-	$20,041	$-

Long-term investments:
U.S. government securities	1,000	1,000	-	-
Corporate notes	4,495	-	4,495	-
Total	$5,495	$1,000	$4,495	$-

	Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents:
Cash	$57,715	$57,715	$-	$-
Money market funds	8,166	8,166	-	-
Total	$65,881	$65,881	$-	$-

Short-term investments:
Agency bonds	$1,008	-	$1,008	-
Corporate notes	28,307	$-	28,307	$-
Commercial paper	2,297	-	2,297	-
Certificates of deposit	550	-	550	-
Total	$32,162	$-	$32,162	$-

Long-term investments:
Corporate notes	9,787	-	9,787	-
Total	$9,787	$-	$9,787	$-

4.ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company evaluates the creditworthiness of its customers and partners on a periodic basis and generally does not require collateral. The Company records unbilled accounts receivable, which represents amounts recognized as revenues for invoices that have not yet been sent to customers. This balance fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the work performed is ahead of the billing milestones related to a services engagement, unbilled accounts receivable will be recorded.  The balance of unbilled accounts receivable recorded as of December 31, 2014 and 2013 was $8.0 million and $6.5 million, respectively.

No customer or partner accounted for 10% or more of the Company’s revenues in 2014, 2013 or 2012 or for 10% or more of the Company’s accounts receivable as of December 31, 2014 and 2013. The Company’s top five partners collectively represented 17% and 26% of the Company’s accounts receivable balance at December 31, 2014 and 2013, respectively.

5.PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Computer equipment	$25,905	$22,617
Leasehold improvements	21,103	18,338
Furniture and fixtures	12,719	11,366
Data center equipment	27,800	18,948
Software	2,956	2,769
Office equipment	2,198	1,679
Trade show equipment and other	929	566
Construction in process	1,627	3
Total property and equipment	95,237	76,286
Less accumulated depreciation	(50,452)	(39,367)
Net property and equipment	$44,785	$36,919

Property and equipment is depreciated over useful lives of 3 to 7 years, except for leasehold improvements, which are depreciated over the lesser of the term of the related lease or the estimated useful life, and vary from 3 to 15 years. During the years ended December 31, 2014 and 2013, the Company reduced assets and accumulated depreciation by $3.4 million and $2.6 million, respectively, for fully depreciated computer and software equipment that was more than six years old and was no longer in use.

6. CAPITALIZED SOFTWARE

Capitalized software is summarized as follows as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Capitalized internal-use software development costs related to PureCloud Platform	$20,448	$3,562
Capitalized internal-use software development costs related to internal business systems, net of accumulated amortization of $3,258 and $2,203, respectively	6,337	2,174
Acquired developed technology, net of accumulated amortization of $1,161 and $620, respectively	6,813	1,588
	$33,598	$7,324

The Company had not amortized any of the capitalized internal-use software development costs related to the PureCloud Platform as of December 31, 2014, as the software was not generally available as of December 31, 2014. Capitalized internal use software amortization expense related to internal business systems totaled $1.1 million, $1.1 million and $572,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Acquired developed technology amortization expense totaled $540,000,  $196,000 and $163,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

During the years ended December 31, 2014 and 2013, the Company capitalized $16.9 million and $3.6 million, respectively, of costs related to the development of its PureCloud Platform. During the years ended December 31, 2014 and 2013, the Company capitalized $5.2 million and $2.5 million, respectively, of costs associated with the development and implementation of its internal business systems. During the year ended December 31, 2014, the Company capitalized $5.8 million of acquired developed technology, with no acquired developed technology capitalized during the year ended December 31, 2013.

7.	STOCK-BASED COMPENSATION

Equity Plans

The Company’s equity plans, adopted in 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended and as assumed by Interactive Intelligence Group, Inc. (the “2006 Plan”), stock appreciation rights, restricted stock, RSUs, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. At the Company’s 2013 Annual Meeting of Shareholders on May 22, 2013, the Company’s shareholders approved an amendment to the 2006 plan which increased the number of shares available for issuance under the 2006 Plan by 2,000,000 shares. A maximum of 9,050,933 shares are available for delivery under the 2006 Plan, which consists of (i) 5,350,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant. As of December 31, 2014, 2013 and 2012 there were 1,897,742; 2,338,146; and 753,883 shares of stock, respectively, available for issuance for equity compensation awards under the 2006 Plan.

During 2014 and prior, the Company granted RSUs and three types of stock options. The first type of stock option is non-performance-based subject only to time-based vesting, and these stock options are granted by the Company as annual grants to executives, to certain new employees and to newly-elected non-employee directors.  These stock options vest in four equal annual installments beginning one year after the grant date.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the requisite service period.

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

The Company grants RSUs to certain key employees, executives and certain new employees. The fair value of the RSUs is determined on the date of grant and the RSUs are either time-based or performance based. The time-based RSUs vest in four equal annual installments beginning one year after the grant date. RSUs are not included in issued and outstanding common stock until the shares are vested and settlement has occurred.

Beginning in 2015, the Company does not intend to issue stock options, but plans to only issue time-based and performance-based RSUs to its employees, executive officers and non-employee directors.  The plans may be terminated by the Company’s Board of Directors at any time.

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC 718 for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation expense by category:
Costs of recurring revenues	$1,345	$806	$523
Costs of services revenues	432	245	147
Sales and marketing	4,077	3,109	2,250
Research and development	4,027	2,733	1,886
General and administrative	3,378	2,354	1,871
Total stock-based compensation expense	$13,259	$9,247	$6,677

Effect of stock-based compensation expense on net income (loss) per share:
Basic	$(0.63)	$(0.46)	$(0.35)
Diluted	(0.63)	(0.44)	(0.33)

In addition, the Company capitalized $1.7 million of stock-based compensation expense during 2014 related to capitalized software. No stock-based compensation expenses were capitalized during 2013 or 2012.

At each quarter end, the Company evaluates the probability that the performance-based awards granted during the year will be forfeited at year-end for non-performance and reverses the associated expense recorded in previous periods. During the fourth quarter of 2014, 2013 and 2012, the Company reversed stock option expense recorded in previous periods associated with these performance-based options totaling $300,000 in 2014, $128,000 in 2013 and $54,000 in 2012. After taking into account the options that were cancelled during 2014, 2013 and 2012, the estimated total grant date fair value, not accounting for estimated forfeitures, is as follows (in thousands):

	Number of Options Granted	Number of Options Cancelled	Grant Date Fair Value
Year:
2014	271	101	$7,068
2013	275	46	4,521
2012	416	21	4,896

As required by FASB ASC 718, management has made an estimate of expected forfeitures and is recognizing compensation expense only for those stock awards expected to vest. For the year ended December 31, 2014, the Company estimated that the total stock-based compensation expense for the awards not expected to vest was $167,000, with such amounts deducted to arrive at the fair value of $6.9 million.

Stock Option and RSU Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model. During the fourth quarter of 2013, the Company re-evaluated the expected life of its stock options based on historical exercise data by reviewing the exercise, expiration and termination patterns of the Company’s three types of stock options. Based on the results of this analysis, the expected life of non-performance-based stock options issued in the first quarter of 2014 changed from an expected life of 4.25 years used in 2013 to an expected life of 4.0 years, the expected life of performance-based stock options issued in the first quarter of 2014 changed from an expected life of 4.75 years used in 2013 to an expected life of 4.5 years and the expected life of annual director options issued in the second quarter of 2014 changed from an expected life of 3.5 years used in 2013 to an expected life of 4.0 years.

Non-performance-based options and RSUs were historically granted throughout the year to newly-elected non-employee directors and newly-hired employees of the Company, and were granted annually to management. Performance-based options were only granted to sales and marketing employees during the first quarter of each year and annual option grants to non-employee directors only occurred during the second quarter of each year. Beginning in 2015, the Company does not intend to issue stock options, but plans to issue time-based and performance-based RSUs to its employees, executive officers and non-employee directors.  The weighted-average estimated per option value of non-performance-based, performance-based and director options granted under the 2006 Plan during the years ended December 31, 2014, 2013 and 2012 was $31.38, $17.99 and $12.21, respectively, using the following assumptions:

	Years Ended December 31,
Valuation assumptions for non-performance-based options:	2014	2013	2012
Dividend yield	-%	-%	-%
Expected volatility	60.41%	54.36 - 54.44%	59.04 - 64.70%
Risk-free interest rate	1.38%	1.04 - 1.12%	0.53 - 0.71%
Expected life of option (in years)	4.00	4.25	4.25

	Years Ended December 31,
Valuation assumptions for performance-based options:	2014	2013	2012
Dividend yield	-%	-%	-%
Expected volatility	59.76%	57.56%	63.23%
Risk-free interest rate	1.51%	0.73%	0.79%
Expected life of option (in years)	4.50	4.75	4.75

	Years Ended December 31,
Valuation assumptions for annual director options:	2014	2013	2012
Dividend yield	-%	-%	-%
Expected volatility	61.70%	49.33%	57.10%
Risk-free interest rate	1.17%	0.54%	0.49%
Expected life of option (in years)	4.00	3.50	3.50

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

Expected Term: The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding. Previously, the simplified method as described in FASB ASC 718 was used to calculate the expected term. Beginning in

2013, the Company calculated expected term based on historical exercise data. The earned performance-based options accounted for 3%,  7%, and 8%  of total options granted in 2014, 2013 and 2012, respectively.

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

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Balances, beginning of year	1,852,620	$22.25	2,631,198	$17.21	2,665,654	$15.16
Options granted	225,250	63.15	251,250	41.91	401,000	24.87
Options exercised	(672,321)	12.79	(1,007,578)	14.00	(429,956)	11.69
Options cancelled, forfeited or expired	(54,750)	42.73	(22,250)	20.98	(5,500)	14.05
Options outstanding at end of year	1,350,799	32.95	1,852,620	22.25	2,631,198	17.21
Option price range at end of year	$6.66 - 66.39		$3.53 - 66.21		$2.89 - 37.76
Weighted-average fair value of options granted during the year	$31.38		$17.99		$12.21
Options exercisable at end of year	723,801	24.98	1,010,495	15.53	1,579,982	13.33

The following table sets forth information regarding the Company’s stock options outstanding and exercisable at December 31, 2014:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of Exercise				Contractual	Exercise		Exercise
Prices			Number	Life	Price	Number	Price
$6.66	-	$18.90	117,225	0.84	$12.14	117,225	$12.14
19.66	-	19.66	235,425	1.19	19.66	224,800	19.66
19.77	-	22.92	10,000	1.38	22.48	5,000	22.09
24.50	-	24.50	242,400	3.21	24.50	91,150	24.50
25.00	-	30.92	77,750	3.28	26.96	53,500	26.42
32.33	-	32.33	194,750	2.23	32.33	127,000	32.33
32.53	-	37.76	62,250	2.92	33.36	39,000	33.04
39.97	-	39.97	153,749	4.31	39.97	24,376	39.97
48.12	-	66.21	87,000	4.89	50.30	41,750	50.49
66.39	-	66.39	170,250	5.18	66.39	-	-
Total shares/average price			1,350,799	2.97	32.95	723,801	24.98

The total intrinsic value of options exercised during the year ended December 31, 2014 was $29.5 million. The aggregate intrinsic value of options outstanding as of December 31, 2014 was $23.6 million and the aggregate intrinsic value of options currently exercisable as of December 31, 2014 was $16.7 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $47.90 as of December 31, 2014, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2014 represented 682,051 shares with a weighted average exercise price of $23.41.

As of December 31, 2014, there was $8.3 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over the weighted average remaining vesting period of 1.67 years.

The following table sets forth a summary of RSU activity for the year ended December 31, 2014:

		Weighted-
		Average Grant
	Awards	Date Price
Balances, beginning of year	385,701	$36.72
RSUs granted	359,769	60.15
RSUs vested	(117,591)	35.35
RSUs forfeited	(35,515)	53.08
RSUs outstanding	592,364	50.24

As of December 31, 2014, there was $22.9 million of total  unrecognized compensation expense related to non-vested RSUs. This expense is expected to be recognized over the weighted average remaining vesting period of 2.24 years.

2000 Employee Stock Purchase Plan

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). A total of 500,000 shares of common stock were reserved for issuance under the 2000 Purchase Plan. In May 2005, the shareholders of the Company approved an amendment to the 2000 Purchase Plan that increased the number of shares of common stock available for purchase and issuance to 750,000. The 2000 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of their total compensation up to a maximum of $1,000 per pay period. The price at which the Company’s common stock may be purchased is 95% of the fair market value of the Company’s closing common stock price, as reported on The NASDAQ Global Select Market, on the last business day of the quarter. The actual purchase date is generally on the first business day of the next calendar quarter. An employee may set aside up to $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000. A total of 25,365 shares, 19,002 shares and 25,644 shares were purchased and issued during 2014, 2013 and 2012, respectively, under the 2000 Purchase Plan at an average price of $52.04, $44.02 and $26.50, respectively. As of December 31, 2014, there were 63,363 shares available for purchase and issuance under the 2000 Purchase Plan.

The 2000 Purchase Plan was modified, as of January 1, 2006, to ensure that it was considered non-compensatory under FASB ASC 718. As a result, the Company has not recognized any stock-based compensation expense related to its 2000 Purchase Plan.

8.LEASE COMMITMENTS

The Company’s world headquarters are located in approximately 315,000 square feet of space in three office buildings in Indianapolis, Indiana. This space was formerly leased pursuant to that certain Office Lease Agreement (the “Office Lease”), dated April 1, 2001, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership), as amended. On May 6, 2014, the Company entered into a lease termination agreement with Duke Realty Limited Partnership, whereby the Office Lease (and the eight amendments thereto) was terminated. In place of such Office Lease and amendments, on May 6, 2014, the Company entered into new separate lease agreements with Duke Realty Limited Partnership for each of the three office buildings, one of which expires on March 31, 2018 and two of which expire on or after June 30, 2025.

On May 6, 2014, the Company also entered into a lease agreement with Duke Construction Limited Partnership to expand its world headquarters to include a fourth, build-to-suit building in Indianapolis, Indiana. The target date for completion of construction of the fourth office building is mid-2015 and the lease term expires 10 years after construction in completed.

The Company also occupies a product distribution center in Indianapolis, Indiana, has regional offices and international offices in Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”), and has several other office leases throughout the United States and in 20 other countries with initial lease terms of up to five years. The Company rents office space for sales, services, development and international offices under three to five year leases. In accordance with FASB ASC 840, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

The Company believes that all of its facilities are adequate and well suited to accommodate its business operations. The Company continuously reviews space requirements to ensure it has adequate room for growth in the future. Since December 31, 2014, the Company has not entered into any new operating leases.

Rent expense, net was $12.5 million, $9.9 million and $9.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Minimum future lease payments under the Company’s operating leases as of December 31, 2014 are summarized as follows (in thousands):

2015	$13,527
2016	14,232
2017	12,411
2018	9,792
2019	9,216
Thereafter	45,650
Total minimum lease payments	$104,828

9.RETIREMENT SAVINGS PLAN

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

For the years ended December 31, 2014, 2013 and 2012, subject to meeting specified operating targets, the Company matched up to 33% of the first 9% of a participant’s pre-tax compensation contributed to the Plan. For the year ended December 31, 2014, the Company’s performance did not result in a match; however the Compensation Committee approved a discretionary match for the maximum contribution of $2.7 million, which was contributed by issuing shares of the Company’s common stock to the employees’ accounts in February 2015. For the year ended December 31, 2013, the Company’s performance resulted in a match for the full amount of $2.0 million, which was contributed to the employees’ accounts in cash in February 2014. For the year ended December 31, 2012, the Company’s performance resulted in no match; however due to the Company’s high order growth performance, its Board of Directors granted a discretionary match for the maximum contribution of $1.5 million, which was contributed to the employees’ accounts in cash in February 2013.

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

For the year ended December 31, 2015, the Company anticipates matching up to 33% of the first 9% of a participant’s pre-tax compensation contributed to the Plan.

Although the Company has not expressed any intent to terminate the Plan, it has the option to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974. Upon termination of the Plan, either full or partial, participants become fully vested in their entire account balances.

10.  INCOME TAXES

The following table sets forth information regarding the United States and foreign components of income tax expense for 2014, 2013 and 2012 (in thousands):

	Current	Deferred	Total
2014
United States Federal	$(3,920)	$28,333	$24,413
State and local	(594)	(787)	(1,381)
Foreign jurisdiction	1,254	(414)	840
Total	$(3,260)	$27,132	$23,872

2013
United States Federal	$3,735	$(7,380)	$(3,645)
State and local	587	(580)	7
Foreign jurisdiction	7,433	(222)	7,211
Total	$11,755	$(8,182)	$3,573

2012
United States Federal	9,670	(7,844)	1,826
State and local	1,705	(1,060)	645
Foreign jurisdiction	1,696	(3,407)	(1,711)
Total	$13,071	$(12,311)	$760

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets at December 31, 2014, 2013 and 2012 are presented below (in thousands):

	2014	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$382	$293	$455
Accrued expenses	4,244	4,144	3,786
Deferred revenues	14,125	13,442	6,785
Stock-based compensation expense	7,849	6,037	5,575
Depreciation and amortization expense	1,014	423	348
Tax net operating loss carryforwards	906	109	3,962
Foreign tax credit carryforwards	2,668	1,403	1,031
Research tax carryforwards	7,425	3,930	2,190
Valuation allowance	(33,555)	(135)	-
Total deferred tax assets	5,058	29,646	24,132
Deferred tax liabilities:
Depreciation and amortization expense	(948)	(1,287)	-
Intangibles	(6,403)	(6,957)	(7,491)
Investments	(143)	(143)	(140)
Total deferred tax liabilities	(7,494)	(8,387)	(7,631)
Net deferred tax assets	$(2,436)	$21,259	$16,501

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income prior to the period in which temporary differences such as loss carryforwards and tax credits expire. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryback and carryforward periods), projected future taxable income and tax planning strategies in making this assessment. During the fourth quarter of 2014, the Company recorded a deferred income tax expense of $33.4 million related to recording a valuation allowance to reduce a significant portion of the Company’s deferred tax assets. The Company has incurred cumulative tax losses in recent periods due to its business model shift to the cloud. Such tax losses may continue for a period of time. This deferred income tax expense reflects the Company’s assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future. Therefore, the Company recorded a valuation allowance to reduce the carrying value of the deferred tax assets. As a result, the valuation allowance on the Company’s net deferred tax assets increased by $33.4 million during 2014.

The following table sets forth the items accounting for the difference between expected income tax expense compared to actual income tax expense recorded in the Company’s consolidated financial statements (in thousands):

	Years Ended December 31,
	2014	2013	2012
Expected income tax expense at 35% tax rate	$(6,123)	$4,580	$583
Permanent items	485	612	-
State taxes, net of federal benefit	(634)	361	554
Disqualifying dispositions of stock options	(44)	(353)	(237)
Research tax credit	(2,487)	(2,441)	(621)
Prior year tax credit adjustment	-	702	97
Increase in liabilities for uncertain tax positions	210	(35)	431
Valuation allowance	33,420	135	-
Other	(955)	12	(47)
Income tax expense	$23,872	$3,573	$760

During 2010, the Company utilized its remaining US federal net operating losses generated from tax benefits related to the exercise of stock options. The Company had no tax benefits related to the exercise of stock options during 2014. Tax benefits related to the exercise of stock options during 2013 and 2012 were $13.5 million and $1.2 million, respectively. The Company does not record a deferred tax asset on its balance sheet for the tax benefits from these deductions until they are realizable. At December 31, 2014, the Company had approximately $10.0 million of foreign tax credits and federal and state research tax credit carryforwards available to offset taxes payable.

The Company and its subsidiaries file federal income tax returns and income tax returns in various states and foreign jurisdictions. Tax years 2012 and forward remain open for examination for federal tax purposes and tax years 2010 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2014 will remain subject to examination until the respective tax year is closed.

Historically, the impact of foreign effective income tax rates on the Company’s overall effective income tax rates has been immaterial due to the fact that the Company uses a cost plus basis method for calculating taxes in the majority of the foreign tax jurisdictions in which the Company operates. A cost plus basis limits the taxes paid in these foreign jurisdictions to a markup of the costs that the Company incurs in these jurisdictions and is not tied to the actual revenues generated. A cost plus basis guarantees the foreign subsidiaries operating income whereas foreign subsidiary resellers are not guaranteed a profit margin. However, due to the Company switching certain of its existing foreign subsidiaries from cost plus to resellers entities, the foreign effective tax rate could become material in future years. As of December 31, 2014, 2013 and 2012, the recorded foreign tax expense (benefit) and the related effect on the income tax rates were $0.5 million, or 2.08%,  $6.8 million, or 190%, and ($2.9 million), or (376%), respectively.

FASB ASC 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified uncertain tax positions related to certain tax credits and certain state income tax apportionment that the Company currently believes meet the “more likely than not” recognition threshold to be sustained upon examination. The balance of the reserve was approximately $2.3 million at December 31, 2014.

The Company accounts for uncertain income taxes under FASB ASC 740. The Company recognizes financial statement benefits for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

	2014	2013
Unrecognized Tax Benefits at Beginning of Year	$2,087	$2,131
Increase in balance due to current year tax position	439	461
Decrease in balance due to resolution of prior year tax position	(229)	(505)
Unrecognized Tax Benefits at End of Year	$2,297	$2,087

If recognized, the entire remaining balance of unrecognized tax benefits would impact the effective tax rate. We recognize interest income, interest expense, and penalties relating to tax exposures as a component of income tax expense. As of December 31, 2014, the unrecognized tax benefit of $2.3 million included $27,000 of interest expense and penalties related to the above unrecognized tax benefits.

11.SEGMENT AND GEOGRAPHIC DISCLOSURES

In accordance with FASB ASC Topic 280, Segment Reporting , the Company views its operations and manages its business as principally one segment which is interaction management software solutions licensing and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Revenues derived from customers and partners located in the United States accounted for approximately 64% of the Company’s total revenues in 2014, and approximately 63% of the Company’s total revenues in each of 2013 and 2012.  The remaining revenues are from customers and partners located in foreign countries and each individual foreign country accounted for less than 10% of total revenues in each of 2014, 2013 and 2012.  The Company attributes revenues to countries based on the country in which the customer or partner is located. Additionally, as of December 31, 2014 and 2013, the percentage of the Company’s net property and equipment, which included computer and office equipment, furniture and fixtures, leasehold improvements and data center equipment, that was located outside of the United States decreased to approximately 10% in 2014 from 11% in 2013. No more than 10% of the Company’s net property and equipment was located in any individual foreign country as of December 31, 2014 and 2013.

12.COMMITMENTS AND CONTINGENCIES

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

See Note 8 for further information on the Company’s lease commitments.

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

13.	ACQUISITIONS

OrgSpan Acquisition

On May 14, 2014, the Company entered into a stock purchase agreement and acquired OrgSpan, Inc. (“OrgSpan”), a privately held provider of cloud-based enterprise social communications solutions.  The Company purchased OrgSpan to leverage technology that will provide efficient deployment of the Company’s PureCloud Platform.  As previously disclosed, Donald E. Brown, the Company’s Chairman of the Board, President and Chief Executive Officer, was a founder and majority stockholder of OrgSpan.  The Company purchased OrgSpan for approximately $14.1 million, partially funded with cash on hand, which included the repayment of OrgSpan’s outstanding debt of approximately $8.0 million. OrgSpan’s outstanding debt consisted primarily of operating loans provided by Dr. Brown bearing interest at a rate of 4.25% per annum. Approximately $1.4 million in cash was paid to OrgSpan’s stockholders (other than Dr. Brown) and to holders of vested OrgSpan stock options. In exchange for his shares of OrgSpan stock, Dr. Brown has the right to receive an aggregate of 98,999 restricted shares of the Company’s common stock (the “Restricted Shares”), representing approximately $4.7 million of the purchase price, which Restricted Shares will vest and be issued by the Company upon the achievement of certain performance-based conditions tied to the launch and sales of the Company’s PureCloud Platform, which incorporates certain OrgSpan products and technology. The Restricted Shares will be unregistered. The difference between the $15.6 million purchase price previously disclosed in the Form 8-K filed on May 14, 2014 and the $14.1 million noted above is a result of the difference in the value of the 98,999 Restricted Shares received by Dr. Brown for accounting purposes. The Company also retained 38 OrgSpan employees as part of the transaction.

The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“FASB ASC 805”). The results of OrgSpan’s operations were included in the Company’s condensed consolidated financial statements commencing on the acquisition date.

The purchase price allocations for the OrgSpan transaction were prepared by the Company’s management utilizing a third-party valuation report, which was prepared in accordance with the provisions of FASB ASC 805, and other tools available to the Company, including conversations with OrgSpan’s management and historical data from the Company’s other acquisitions. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

May 1,
2014
Cash and cash equivalents	$61
Prepaid expenses	54
Property and equipment, net	144
Intangible assets, net	5,766
Goodwill	8,202
Total assets acquired	14,227
Accrued accounts payable	(5)
Other current liabilities	(44)
Other long-term liabilities	(128)
Net assets acquired	$14,050

Professional fees related to this acquisition and recognized as of December 31, 2014 totaled $612,000, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to OrgSpan’s existing trained workforce. The goodwill is expected to be deductible for tax purposes, as the Company made a Section 338(h)(10) election for this acquisition.

Intangible assets acquired resulting from this acquisition consisted of technology, which is amortized on a straight-line basis. The following sets forth the current net book value of technology acquired and its original economic useful life (dollars in thousands):

	As of December 31, 2014
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Technology	$5,766	$384	$5,382	10

Amtel Acquisition

On April 1, 2013, the Company closed its acquisition of certain assets of a New Zealand reseller, Amtel Communications, Ltd. (“Amtel”). Pursuant to the terms of the asset purchase agreement, the Company purchased contact center assets of Amtel for approximately $725,000, funded with cash-on-hand. The Company purchased Amtel’s customer support agreements as a continued part of its growth strategy, which increases the Company’s presence internationally, gives local customers direct access to expanded support services and paved the way for the launch of cloud-based communications services in New Zealand. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. The results of Amtel’s operations related to the acquired assets were included in the Company’s condensed consolidated financial statements commencing on the acquisition date.

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

Professional fees recognized related to the Amtel acquisition totaled approximately $21,000 and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to Amtel’s existing client base. Included within goodwill is the assembled workforce, comprised of five employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

Intangible assets acquired resulting from this acquisition consisted of customer relationships, which are amortized on a straight-line basis. The following sets forth the current net book value of customer relationships acquired and their original economic useful life (dollars in thousands):

	As of December 31, 2014
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Customer relationships	$526	$77	$449	12

Pro Forma Results

The Company has not furnished pro forma financial information related to its acquisition of OrgSpan or certain contact center assets of Amtel because such information is not material individually or in the aggregate to the overall financial results of the Company.

Goodwill and Other Intangible Assets

The following table presents a roll forward of goodwill as of December 31, 2014 (in thousands):

Balance as of December 31, 2013	$37,298
OrgSpan goodwill	8,202
Foreign currency adjustment	(1,768)
Balance as of December 31, 2014	$43,732

Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. The Company tests goodwill at the operating segment level as it has determined that the characteristics of the reporting units within its operating segment are similar and allows for their aggregation in accordance with the applicable accounting guidance. Based on the review of the qualitative events and circumstances outlined in FASB ASU 2011-08, the Company determined that it was more likely than not that the fair value of its reporting unit was greater than its carrying amount, and the two-step process of the goodwill impairment test was not necessary to perform. Identifiable intangible assets such as intellectual property trademarks and patents are amortized over a 10 to 15 year period using the straight-line method. In addition, other intangible assets, such as customer relationships, core technology and non-compete agreements are amortized over a 5 to 18 year period using the straight-line method. The Company determined no indication of impairment existed as of December 31, 2014 when the annual impairment tests were performed for goodwill and intangible assets.

14.DERIVATIVES

The Company enters into derivative contracts to mitigate its foreign currency risk associated with transacting business internationally.  The Company uses foreign currency forward contracts to hedge the revaluation exposure of its net monetary assets and liabilities including cash, accounts receivable, accounts payable and certain intercompany payables and receivables.  These hedges are undesignated and all realized and unrealized gains and losses are recorded as incurred within other income (expense) on the Company’s consolidated statements of operations and comprehensive income (loss).  The objective is to offset the gains and losses on the underlying exposures with the gains and losses from the forward contracts.  The Company’s hedging policy prohibits entering into hedge contracts that are speculative in nature.

The Company records the fair value of its outstanding hedge contracts in other current assets and accrued liabilities depending upon the market value of the forward contracts at each balance sheet date.  The following table summarizes the notional amount and fair value of the Company’s outstanding currency contracts at December 31, 2014 and December 31, 2013, respectively.

	USD Equivalent Notional Amount (000's)
	December 31, 2014	December 31, 2013
Euro	$3,041	$12,483
Australian Dollar	738	4,974
US Dollar	600	880
Swedish Krona	249	-
South African Rand	-	5,134
Canadian Dollar	-	2,017
British Pound	-	414
New Zealand Dollar	-	41
Total	$4,628	$25,943

	Fair Value USD (1) (000's)
	December 31, 2014	December 31, 2013
Derivative Asset	$17	$50

  ___________

(1)	The fair value measurement of these derivative contracts falls within Level 2 of the fair value hierarchy as defined in FASB ASC 820. See Note 3 - Investments for further information.

During the years ended December 31, 2014 and 2013, the Company recorded hedging gains of $102,000 and $932,000, respectively.

15.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In July 2013, the FASB issued FASB ASU 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This updated guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This ASU does not require new recurring disclosures. The Company adopted this guidance during the first quarter of 2014 and noted no material impact on its consolidated financial statements upon adoption.

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

	2014
	Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
Total revenues	$79,448	$79,830	$89,462	$92,556
Gross profit	48,040	46,520	53,987	56,687
Operating income (loss)	(4,813)	(11,513)	(3,464)	2,010
Net loss(1)	(2,564)	(6,798)	(2,143)	(29,863)

Net loss per share:
Basic	$(0.12)	$(0.33)	$(0.10)	$(1.42)
Diluted	(0.12)	(0.33)	(0.10)	(1.42)

Shares used to compute net loss per share:
Basic	20,689	20,851	20,904	21,015
Diluted	20,689	20,851	20,904	21,015

(1) During the fourth quarter of 2014, the Company recorded $33.4 million of deferred tax expense for a valuation on deferred tax assets.

	2013
	Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
Total revenues	$73,238	$76,242	$77,969	$90,785
Gross profit	47,308	48,900	50,003	57,969
Operating income	3,415	849	3,675	6,458
Net income	1,457	2,901	1,627	3,530

Net income per share:
Basic	$0.07	$0.15	$0.08	$0.17
Diluted	0.07	0.14	0.08	0.17

Shares used to compute net income per share:
Basic	19,704	19,946	20,112	20,360
Diluted	20,738	20,935	21,180	21,377

Interactive Intelligence Group, Inc.

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2014, 2013 and 2012

Description	Balance at Beginning of Period	Charged to Revenue and Expenses, net	Reduction of Allowance (1)	Balance at End of Period

Allowance for Doubtful Accounts Receivable:
2014	$1,233,000	$322,000	$503,000	$1,052,000
2013	1,584,000	132,000	483,000	1,233,000
2012	1,718,000	397,000	531,000	1,584,000

(1)	Uncollectible accounts written off, net of recoveries.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.Controls and Procedures.

(a)	Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

The Company’s  management (with the participation and under the supervision of the Company’s principal executive and principal financial officers) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation and the criteria in Internal Control—Integrated Framework (1992) issued by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report dated February 27, 2015, which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Attestation Report of Independent Registered Public Accounting Firm

See Independent Registered Public Accounting Firm report in Item 8 of this Annual Report on Form 10-K.

Item 9B.Other Information.

None.

Part III.

Item 10.Directors, Executive Officers and corporate governance.

The information required by this Item concerning our directors and executive officers, audit committee members and financial expert, code of ethics, disclosure of delinquent Section 16 filers and shareholder director nomination procedures is incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2014.

The following is the current biographical information with respect to our directors and our executive officers:

Board of Directors	Executive Officers

Donald E. Brown, M.D.	Donald E. Brown, M.D.
Chairman of the Board, President and Chief	Chairman of the Board, President and Chief
Executive Officer	Executive Officer

Richard G. Halperin +	Gary R. Blough
Former Chief Executive Officer of Coherent Networks	Chief International Officer
International Inc. (GIS software company)

Edward L. Hamburg, Ph.D * ^	Stephen R. Head
Advisory Partner, Morgan Stanley Expansion Capital;	Chief Financial Officer
Former Executive Vice President of Corporate
Operations, Chief Financial Officer and Corporate
Secretary of SPSS Inc. (provider of predictive analytics	Thomas J. Fisher
software technology and services)	Chief Services Officer

Michael C. Heim * ^	Paul F. Weber
Corporate Vice President and Global Chief Information	Chief Business Officer
Officer, Whirlpool Corporation
(manufacturing company)
Jeff M. Platon
Mark E. Hill +^	Chief Marketing Officer
Managing Partner, Collina Ventures, LLC
(private investment company); Founder and Former President
of Baker Hill Corporation (software company)

Richard A. Reck *+
President, Business Strategy Advisors LLC
(business strategy consultancy); Former Audit Partner
with KPMG LLP (public accounting firm)

* Member of Audit Committee

+ Member of Compensation and Stock Option Committee

^  Member of Nominating and Corporate Governance Committee

Item 11.Executive Compensation.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report and the Compensation Discussion and Analysis, are incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2014.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2014.

Item 13.Certain Relationships and Related Transactions, and director independence.

The information required by this Item concerning our policies and procedures for the review and approval of related person transactions, certain relationships and related person transactions and director independence is incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2014.

Item 14.Principal Accounting Fees and Services.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2014.

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

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Reorganization, dated April 11, 2011, by and among Interactive Intelligence, Inc., Interactive Intelligence Group, Inc., and ININ Corp.	S-4/A (Registration No. 333-173435)	Annex I to the Proxy Statement / Prospectus	4/27/2011

2.2	Stock Purchase Agreement, dated as of May 14, 2014, among the Company, Donald E. Brown, M.D., Jeffrey Swartz and each of the other sellers thereto	8-K	2.1	5/14/2014

3.1	Articles of Incorporation of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex II to the Proxy Statement / Prospectus	4/27/2011

3.2	By-Laws of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex III to the Proxy Statement / Prospectus	4/27/2011

10.1	* Assumption and General Amendment of Company Plans, dated as of July 1, 2011, between Interactive Intelligence, Inc. and Interactive Intelligence Group, Inc.	8-K	10.1	7/6/2011

10.2	* Assumption of Non-Employee Director Change of Control Agreements, dated as of July 1, 2011, between Interactive Intelligence, Inc. and Interactive Intelligence Group, Inc.	8-K	10.2	7/6/2011

10.3	*Form of Assignment, Assumption, Consent and Amendment to Change of Control and Retention Agreement, dated as of July 1, 2011, by and among Interactive Intelligence, Inc., Interactive Intelligence Group, Inc. and each of Gary R. Blough, Thomas J. Fisher, William J. Gildea III, Stephen R. Head, Hans W. Heltzel, Joseph A. Staples and Paul F. Weber	8-K	10.3	7/6/2011

10.4	Asset Purchase Agreement dated as of April 17, 2007 between the Company and Alliance Systems, Ltd.	8-K+	10.6	4/23/2007

10.5	*Employment, Non-Disclosure and Non-Competition Agreement between the Company and Gary R. Blough, dated May 26, 2006	8-K+	10.6	5/31/2006

10.6	*Employment Agreement between the Company and Stephen R. Head, dated November 3, 2003	10-K+	10.11	3/25/2004

10.7	*Employment Agreement between the Company and Paul F. Weber dated November 26, 2013	10-K	10.8	3/12/2014

10.8	*Employment Agreement between the Company and Hans W. Heltzel, dated January 31, 2001	10-K+	10.10	3/16/2011

10.9	*Amended 1999 Stock Option and Incentive Plan, as currently in effect	10-K+	10.3	3/17/2008

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.10	*Form of Agreement for Incentive Stock Options under 1999 Stock Option and Incentive Plan	10-K+	10.21	3/17/2008

10.11	*Form of Agreement for Nonqualified Stock Options under 1999 Stock Option and Incentive Plan	10-K+	10.22	3/17/2008

10.12	*Form of Indemnity Agreement between the Company and each of its directors and executive officers	S-1/A+ (Registration No. 333-79509)	10.23	7/14/1999

10.13	*Amended Outside Directors Stock Option Plan, as currently in effect	DEF 14A+	Appendix A	4/8/2004

10.14	*Form of Agreement for Outside Directors Stock Option under Outside Directors Stock Option Plan	10-Q+	10.24	11/15/2004

10.15	*Employment Agreement dated January 3, 2005 between the Company and Joseph A. Staples	8-K+	10.25	1/6/2005

10.16	*Summary of Certain Director and Executive Officer Compensation				X

10.17	*Amended Employee Stock Purchase Plan, as currently in effect	8-K+	10.28	1/5/2006

10.18	*401(k) Savings Plan, as amended	10-Q	10.1	5/9/2012

10.19	*2006 Equity Incentive Plan, As Amended May 22, 2013	8-K	10.1	5/24/2013

10.20	* Form of Restricted Stock Unit Award Agreement Under 2006 Equity Incentive Plan	10-K+	10.18	3/16/2011

10.21	*Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	8-K+	10.35	2/22/2007

10.22	*Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	8-K+	10.36	2/22/2007

10.23	*Form of Non-Employee Director Stock Option Agreement under 2006 Equity Incentive Plan	10-Q+	10.37	8/9/2007

10.24	*Form of Nonqualified Stock Option Agreement (2014) under 2006 Equity Incentive Plan	8-K	10.1	1/6/2014

10.25	*Form of Non-Employee Director Change of Control Agreement	10-Q+	10.38	8/9/2007

10.26	*Employment, Non-Disclosure and Non-Competition Agreement dated March 4, 2008 between the Company and William J. Gildea, III	10-K+	10.40	3/16/2010

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.27	*Form of Change of Control and Retention Agreement by and between the Company and each of Gary R. Blough, Thomas J. Fisher, William J. Gildea III, Stephen R. Head, Hans W. Heltzel, Joseph A. Staples and Paul F. Weber	8-K+	10.5	3/17/2006

10.28	* Employment Agreement between the Company and Thomas J. Fisher dated March 11, 2002	10-K	10.30	3/12/2014

10.29	* Employment Agreement between the Company and Jeff M. Platon dated November 3, 2014				X

10.30	Lease Termination Agreement, dated as of May 6, 2014, between Interactive Intelligence, Inc. and Duke Realty Limited Partnership	8-K	10.1	5/12/2014

10.31	Office Lease, dated as of May 6, 2014, between Interactive Intelligence Group, Inc. and Duke Realty Limited Partnership. (7602 Interactive Way) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)	8-K	10.2	5/12/2014

10.32	Office Lease, dated as of May 6, 2014, between Interactive Intelligence Group, Inc. and Duke Realty Limited Partnership. (7601 Interactive Way) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)	8-K	10.3	5/12/2014

10.33	Office Lease, dated as of May 6, 2014, between Interactive Intelligence Group, Inc. and Duke Realty Limited Partnership. (7635 Interactive Way) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)	8-K	10.4	5/12/2014

10.34	Office Lease, dated as of May 6, 2014, between Interactive Intelligence Group, Inc. and Duke Construction Limited Partnership. (Woodland VII) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)	8-K	10.5	5/12/2014

21	Subsidiaries of the Company as of December 31, 2014				X

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101

The following materials from Interactive Intelligence Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income (Loss), (3) the Consolidated Statements of Cash Flows, (4) the Consolidated Statements of Shareholders’ Equity, (5) Financial Statement Schedule II, and (6) Notes to Consolidated Financial Statements

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

arch
Interactive Intelligence Group, Inc.
(Registrant)

Date: February 27, 2015	By:	/s/ Stephen R. Head
Stephen R. Head
Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ Donald E. Brown, M.D.	Chairman of the Board of Directors,	February 27, 2015
Donald E. Brown, M.D.	President, Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen R. Head	Chief Financial Officer, Senior	February 27, 2015
Stephen R. Head	Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard G. Halperin	Director	February 27, 2015
Richard G. Halperin

/s/ Edward L. Hamburg, Ph. D.	Director	February 27, 2015
Edward L. Hamburg, Ph. D.

/s/ Mark E. Hill	Director	February 27, 2015
Mark E. Hill

/s/ Michael C. Heim	Director	February 27, 2015
Michael C. Heim

/s/ Richard A. Reck	Director	February 27, 2015
Richard A. Reck