Form 10-K/A
period 2014-12-31
Interactive Intelligence Group, Inc.
filed 2015-03-04
CIK 1517650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (Form 10-K/A) (the “Amended Filing”) is being filed solely for the purpose of modifying one table contained in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Interactive Intelligence Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the U.S. Securities and Exchange Commission on February 27, 2015 (the “Original Filing”). The table that is being modified is the first table within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  The corrected table is as follows:

	Years Ended December 31,
	2014	2013	2012
Product Revenue	72%	75%	73%
Recurring Revenues	66	70	73
Support fees	84	84	83
Cloud-based	32	20	26
Services Revenues	20	26	31
Total Revenues	60	64	67

In accordance with the rules of the Securities and Exchange Commission, this Amended Filing sets forth the complete text of Item 7, as amended to modify this table.  This Amended Filing does not modify or update any other disclosures set forth in the Original Filing and does not otherwise reflect events occurring after the date of the Original Filing.

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

	($ in thousands, except per share amounts)
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

Income Tax Expense
	Years Ended December 31,
	2014	2013	2012

	($ in thousands)
Income (loss) before tax	$(17,495)	$13,088	$1,666
Income tax expense	23,872	3,573	760
Effective tax rate	(137)%	27%	46%

Valuation allowance	$33,420	$135	$-
Tax payments	2,410	882	3,213

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

	Years Ended December 31,
	2014	2013	2012
Product Revenue	72%	75%	73%
Recurring Revenues	66	70	73
Support fees	84	84	83
Cloud-based	32	20	26
Services Revenues	20	26	31
Total Revenues	60	64	67

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

The following table shows the U.S. dollar equivalent of our foreign account balances for the stated periods:

	As of December 31,
	2014	2013	2012

	($ in thousands)
Euro	$5,501	$9,561	$8,807
Canadian dollar	4,894	1,581	3,577
Australian dollar	2,763	5,886	6,137
British pound	2,759	1,401	2,405
New Zealand dollar	2,446	1,699	771
South African rand	1,532	4,108	3,001
Other foreign currencies	1,542	1,391	512
Total	$21,437	$25,627	$25,210

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended December 31,			Increase (Decrease) Between Periods
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

	($ in thousands)
Beginning cash and cash equivalents	$65,881	$45,057	$28,465	$20,824	$16,592
Cash (used in) provided by operating activities	(1,716)	27,375	20,868	(29,091)	6,507
Cash used in investing activities	(35,203)	(34,028)	(11,318)	(1,175)	(22,710)
Cash provided by financing activities	7,206	27,477	7,042	(20,271)	20,435
Ending cash and cash equivalents	$36,168	$65,881	$45,057	$(29,713)	$20,824
Days sales outstanding (DSO)	85	80	87

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

arch
Interactive Intelligence Group, Inc.
(Registrant)

Date: March 4, 2015	By:	/s/ Stephen R. Head
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