Form 10-Q
period 2015-03-31
Interactive Intelligence Group, Inc.
filed 2015-05-11
CIK 1517650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 21,546,272 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2015 and December 31, 2014
(in thousands, except share amounts)

	March 31,	December 31,
	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$54,277	$36,168
Short-term investments	6,169	20,041
Accounts receivable, net of allowance for doubtful accounts
of $900 at March 31, 2015 and $1,052 at December 31, 2014	74,988	87,413
Prepaid expenses	29,295	29,417
Other current assets	15,706	14,655
Total current assets	180,435	187,694
Long-term investments	4,497	5,495
Property and equipment, net	45,755	44,785
Capitalized software, net	39,344	33,598
Goodwill	42,429	43,732
Intangible assets, net	15,615	16,517
Other assets, net	6,741	6,902
Total assets	$334,816	$338,723

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,435	$10,236
Accrued liabilities	15,843	18,299
Accrued compensation and related expenses	17,078	19,211
Deferred license and hardware revenues	6,252	5,945
Deferred recurring revenues	75,584	76,647
Deferred services revenues	9,469	9,925
Total current liabilities	134,661	140,263
Long-term deferred revenues	20,327	18,158
Deferred tax liabilities, net	2,277	2,437
Other long-term liabilities	7,760	7,135
Total liabilities	165,025	167,993

Shareholders' equity:
Common stock, $0.01 par value; 100,000,000 authorized;
21,533,057 issued and outstanding at March 31, 2015,
21,278,858 issued and outstanding at December 31, 2014	215	213
Additional paid-in capital	202,412	196,691
Accumulated other comprehensive loss, net of tax	(8,764)	(5,561)
Accumulated deficit	(24,072)	(20,613)
Total shareholders' equity	169,791	170,730
Total liabilities and shareholders' equity	$334,816	$338,723

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2015 and 2014
(in thousands, except share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Recurring	$54,212	$43,409
License and hardware	21,621	22,846
Services	13,642	13,193
Total revenues	89,475	79,448
Costs of revenues (1)(2):
Costs of recurring	18,744	14,058
Costs of license and hardware	6,529	6,833
Costs of services	11,251	10,517
Total costs of revenues	36,524	31,408
Gross profit	52,951	48,040
Operating expenses (1)(2):
Sales and marketing	31,109	28,155
Research and development	13,837	13,799
General and administrative	12,776	10,899
Total operating expenses	57,722	52,853
Operating loss	(4,771)	(4,813)
Other income (expense):
Interest income, net	148	282
Other expense	(327)	(196)
Total other income (expense)	(179)	86
Loss before income taxes	(4,950)	(4,727)
Income tax benefit	1,491	2,163
Net loss	$(3,459)	$(2,564)

Net loss per share:
Basic	$(0.16)	$(0.12)
Diluted	(0.16)	(0.12)

Shares used to compute net loss per share:
Basic	21,447	20,689
Diluted	21,447	20,689

(1) Amounts include amortization of purchased intangibles from business combinations, as follows:
Costs of license and hardware	$177	$49
General and administrative	449	472
Total intangible amortization expense	$626	$521

(2) Amounts include stock-based compensation expense, as follows:
Costs of recurring revenues	$454	$307
Costs of services revenues	129	106
Sales and marketing	561	1,096
Research and development	819	954
General and administrative	1,030	777
Total stock-based compensation expense	$2,993	$3,240

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net loss	$(3,459)	$(2,564)
Other comprehensive loss:
Foreign currency translation adjustment	(3,262)	559
Net unrealized investment gain (loss) - net of tax	59	(17)
Comprehensive loss	$(6,662)	$(2,022)

Interactive Intelligence Group, Inc.
Condensed Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 2015
(in thousands)
(unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances, December 31, 2014	21,279	$213	$196,691	$(5,561)	$(20,613)	$170,730

Stock-based compensation expense	-	-	3,621	-	-	3,621
Exercise of stock options	80	2	1,495	-	-	1,497
Issuances of common stock	9	-	388	-	-	388
Issuance of restricted stock units, net of tax withholdings	105	-	(2,306)	-	-	(2,306)
Issuance of retirement plan shares	60	-	2,523	-	-	2,523
Net loss	-	-	-	-	(3,459)	(3,459)
Foreign currency translation adjustment	-	-	-	(3,262)	-	(3,262)
Net unrealized investment loss	-	-	-	59	-	59
Balances, March 31, 2015	21,533	$215	$202,412	$(8,764)	$(24,072)	$169,791

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(unaudited)

	March 31,
	2015	2014
Operating activities:
Net loss	$(3,459)	$(2,564)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,736	3,402
Amortization	626	521
Other non-cash items	(1,352)	(96)
Stock-based compensation expense	2,993	3,240
Excess tax benefit from stock-based payment arrangements	-	(814)
Deferred income taxes	(160)	(2,194)
Amortization (accretion) of investment premium (discount)	124	(289)
Loss on disposal of fixed assets	5	29
Changes in operating assets and liabilities:
Accounts receivable	12,425	9,655
Prepaid expenses	122	(5,680)
Other current assets	(1,051)	554
Accounts payable	199	2,444
Accrued liabilities	(1,483)	2,309
Accrued compensation and related expenses	(2,133)	(4,185)
Deferred license and hardware revenues	2,174	564
Deferred recurring revenues	(1,199)	(883)
Deferred services revenues	(18)	(119)
Other assets and liabilities	785	(610)
Net cash provided by operating activities	13,334	5,284
Investing activities:
Sales of available-for-sale investments	14,805	14,385
Purchases of available-for-sale investments	-	(25,135)
Purchases of property and equipment	(6,260)	(8,144)
Capitalized software	(5,872)	(2,466)
Unrealized loss on investment	-	15
Net cash provided by (used in) investing activities	2,673	(21,345)
Financing activities:
Proceeds from stock options exercised	1,497	3,701
Proceeds from issuance of common stock	388	269
Tax withholding on restricted stock awards	(2,306)	(2,614)
Issuance of retirement plan shares	2,523	-
Excess tax benefit from stock-based payment arrangements	-	814
Net cash provided by financing activities	2,102	2,170
Net increase (decrease) in cash and cash equivalents	18,109	(13,891)
Cash and cash equivalents, beginning of period	36,168	65,881
Cash and cash equivalents, end of period	$54,277	$51,990

Cash paid during the period for:
Interest	$-	$7
Income taxes	120	363

Other non-cash item:
Purchase of property and equipment payable at end of period	746	640

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014 (unaudited)

1.FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Interactive Intelligence Group, Inc. (“the Company,” “we,” “us” and “our”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, certain information and note disclosures normally included in the Company’s financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

The Company’s accompanying condensed consolidated financial statements as of December 31, 2014 have been derived from the Company’s audited consolidated financial statements at that date but do not include all of the information and notes required by GAAP for complete financial statements. These accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014, included in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on February 27, 2015. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Revisions and Adjustments

During the third quarter of 2014, the Company revised certain personnel related expenses which were included in cost of recurring revenues in prior periods to sales and marketing expenses. For the three months ended March 31, 2014,  $700,000 has been revised to sales and marketing expenses based on this new expense presentation. The revision did not have any impact on the overall results previously reported.

2.SUMMARY OF CERTAIN ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

For a complete summary of the Company’s significant accounting policies and critical accounting estimates, refer to Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“FASB ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. FASB ASU 2014-09 will replace most existing U.S. GAAP revenue recognition guidance when it becomes effective. As already issued, the new standard is effective for the Company on January 1, 2017, and early adoption is not permitted.  In April 2015, the FASB voted to propose a one-year deferral of the effective date of the new revenue recognition standard. If the deferral is approved, the new standard will become effective for the Company beginning with the first quarter of 2018. This guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that FASB ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the guidance on its ongoing financial reporting.

The Company capitalizes costs related to its PureCloud PlatformSM and certain projects described below for internal use in accordance with FASB Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Once a solution has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The capitalization of costs ceases upon completion of all substantial testing. Costs incurred in the preliminary stages of development, maintenance and training costs are expensed as incurred. During the three months ended March 31, 2015 and 2014, the Company capitalized $5.6 million and $1.8 million, respectively, of costs related to the development of its PureCloud Platform. The Company began amortizing the development costs related to PureCloud CollaborateSM during the first quarter of 2015. The Company will continue to capitalize development costs related to other services provided under the PureCloud Platform and will begin amortizing such costs once those services are released for general availability.

Additionally, the Company is implementing new business systems to meet its internal business needs. The Company has no plans to market such software externally. During the three months ended March 31, 2015 and 2014, the Company capitalized $0.9 million and $0.6 million, respectively, of costs associated with development and implementation of these systems.

During the three months ended March 31, 2015, there were no other material changes to the Company’s significant accounting policies or critical accounting estimates.

3.NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding in accordance with FASB ASC Topic 260, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares. When the Company reports a net loss, the calculation of diluted net loss per share excludes potential common shares as the effect would be anti-dilutive. Potential common shares consist of shares of common stock issuable upon the exercise of stock options and vesting of restricted stock units (“RSUs”). The calculation of diluted net loss per share excludes shares underlying stock options outstanding that would be anti-dilutive. The following table sets forth the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss, as reported (A)	$(3,459)	$(2,564)

Weighted average shares of common stock outstanding (B)	21,447	20,689
Dilutive effect of employee stock options and RSUs	-	-
Common stock and common stock equivalents (C)	21,447	20,689

Net loss per share:
Basic (A/B)	$(0.16)	$(0.12)
Diluted (A/C)	(0.16)	(0.12)

The Company’s calculation of diluted net loss per share for the three months ended March 31, 2015 and 2014 excludes RSUs and stock options to purchase approximately 374,000 and 214,000 shares of the Company’s common stock, respectively.

4.INVESTMENTS

FASB ASC Topic 820, Fair Value Measurement (“FASB ASC 820”), as amended, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. 7

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheets, measured at fair value as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at March 31, 2015 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Cash & cash equivalents:
Cash	$48,174	$48,174	$-	$-
Money market funds	6,103	6,103	-	-
Total	$54,277	$54,277	$-	$-

Short-term investments:
Corporate notes	$6,169	$-	$6,169	$-
Total	$6,169	$-	$6,169	$-

Long-term investments:
Corporate notes	$4,497	$-	$4,497	$-
Total	$4,497	$-	$4,497	$-

	Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Cash & cash equivalents:
Cash	$34,452	$34,452	$-	$-
Money market funds	1,716	1,716	-	-
Total	$36,168	$36,168	$-	$-

Short-term investments:
Corporate notes	$19,241	$-	$19,241	$-
Commercial paper	800	-	800	-
Total	$20,041	$-	$20,041	$-

Long-term investments:
U.S. government securities	$1,000	$1,000	$-	$-
Corporate notes	4,495	$-	4,495	-
Total	$5,495	$1,000	$4,495	$-

5.ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company evaluates the creditworthiness of its customers and partners on a periodic basis and generally does not require collateral. The Company records unbilled accounts receivable, which represents amounts recognized as revenues for invoices that have not yet been sent to customers. This balance fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the work performed is ahead of the billing milestones related to a services engagement, unbilled accounts receivable will be recorded. The balance of unbilled accounts receivable recorded as of March 31, 2015 and December 31, 2014 was $8.4 million and $8.0 million, respectively.

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of March 31, 2015 or December 31, 2014 or for more than 10% of the Company’s revenues for the three months ended March 31, 2015 or 2014. The Company’s top five partners collectively represented 14% and 17% of the Company’s accounts receivables balance at March 31, 2015 and December 31, 2014, respectively.

6.	STOCK-BASED COMPENSATION

Stock Option Plan

The Company’s  2006 Equity Incentive Plan, as amended and as assumed by Interactive Intelligence Group, Inc. (the “2006 Plan”) authorizes the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans. At the Company’s 2013 Annual Meeting of Shareholders held on May 22, 2013, the Company’s shareholders approved an amendment to the 2006 Plan which increased the number of shares available for issuance under the 2006 Plan by 2,000,000 shares. A maximum of 9,050,933 shares are available for delivery under the 2006 Plan. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant. As of March 31, 2015, there were 1,559,923 shares of stock available for issuance for equity compensation awards under the 2006 Plan.

During 2014 and prior, the Company granted RSUs and three types of stock options. The first type of stock option was non-performance-based subject only to time-based vesting, and these stock options were granted by the Company as annual grants to executives, to certain new employees and to newly-elected non-employee directors.  These stock options vest in four equal annual installments beginning one year after the grant date.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the requisite service period.

The second type of stock option granted by the Company was performance-based subject to cancellation if the specified performance targets are not met. If the applicable performance targets have been achieved, the options will vest in four equal annual installments beginning one year after the performance-related period has ended. The fair value of these stock option grants is determined on the date of grant and the related compensation expense is recognized over the related service period, including the initial period for which the specified performance targets must be met.

The third type of stock option granted by the Company was director options granted to non-employee directors annually. These options were similar to the non-performance-based options described above except that the director options vest one year after the grant date. The fair value of these option grants is determined on the date of the grant and the related compensation expense is recognized over one year. These director options are generally granted at the Company’s Annual Meeting of Shareholders during the second quarter of each fiscal year.

Beginning in 2015, the Company ceased granting stock options. The Company now only grants performance-based and non-performance based RSUs to directors, executives, certain key employees, and certain new employees, and the fair value of the RSUs is determined on the date of grant. Non-performance based RSUs vest in four equal annual installments beginning one year after the grant date. Performance-based RSUs vest in four equal annual installments once the individual has achieved the performance targets. RSUs are not included in issued and outstanding common stock until the shares are vested and settlement has occurred.

The plans may be terminated by the Company’s Board of Directors at any time.

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”) for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,

	2015	2014
Stock-based compensation expense by category:
Costs of recurring revenues	$454	$307
Costs of services revenues	129	106
Sales and marketing	561	1,096
Research and development	819	954
General and administrative	1,030	777
Total stock-based compensation expense	$2,993	$3,240

Effect of stock-based compensation expense on net loss per share:
Basic	$(0.14)	$(0.16)
Diluted	(0.14)	(0.16)

During the three months ended March 31, 2015, the Company capitalized $630,000 of stock-based compensation expense related to capitalized software. No stock-based compensation expenses were capitalized during the three months ended March 31, 2014.

Stock Option and RSU Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model.

There were no stock options granted during the first quarter of 2015. The weighted-average estimated per option value of non-performance-based and performance-based options granted under the 2006 Plan during the three months ended March 31, 2014 used the following assumptions:

Three Months Ended March 31,
Valuation assumptions for non-performance-based options:	2014
Dividend yield	-%
Expected volatility	60.68%
Risk-free interest rate	1.28%
Expected life of option (in years)	4.25

Three Months Ended March 31,
Valuation assumptions for performance-based options:	2014
Dividend yield	-%
Expected volatility	61.00%
Risk-free interest rate	1.39%
Expected life of option (in years)	4.50

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the three months ended March 31, 2015:

		Weighted-
		Average
		Exercise
	Options	Price
Balances, beginning of year	1,350,799	$32.95
Options granted	-	-
Options exercised	(81,076)	18.42
Options cancelled, forfeited or expired	(14,374)	45.93
Options outstanding	1,255,349	33.74
Option price range	$6.66 - 66.39
Weighted-average fair value of options granted	$-
Options exercisable	875,293	$28.51

The following table sets forth information regarding the Company’s stock options outstanding and exercisable as of March 31, 2015:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of Exercise				Contractual	Exercise		Exercise
Prices			Number	Life	Price	Number	Price
$6.66	-	$18.90	75,162	0.85	$12.69	75,162	$12.69
19.66	-	19.66	225,475	0.96	19.66	225,475	19.66
19.77	-	22.92	5,000	2.34	22.13	3,750	21.87
24.50	-	24.50	227,400	2.98	24.50	149,900	24.50
25.00	-	30.92	77,750	3.03	26.96	57,250	26.49
32.33	-	32.33	182,250	1.99	32.33	176,625	32.33
32.53	-	37.76	62,250	2.67	33.36	45,250	33.11
39.97	-	39.97	149,062	4.07	39.97	63,128	39.97
48.12	-	66.21	87,000	4.64	50.30	41,750	50.49
66.39	-	66.39	164,000	4.94	66.39	37,003	66.39
Total shares/average price			1,255,349	2.83	$33.74	875,293	$28.51

The total intrinsic value of options exercised during the quarter ended ended March 31, 2015 was $2.0 million. The aggregate intrinsic value of options outstanding as of March 31, 2015 was $14.3 million and the aggregate intrinsic value of options currently exercisable as of March 31, 2015 was $12.4 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $41.18 as of March 31, 2015, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2015 represented approximately 796,540 shares with a weighted average exercise price of $25.60.

As of March 31, 2015, there was $7.1 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over the weighted average remaining vesting period of 1.75 years.

The following table sets forth a summary of RSU activity for the three months ended March 31, 2015:

		Weighted-
		Average Grant
	Awards	Date Price
Balances, beginning of year	592,364	$50.24
RSUs granted	380,087	43.37
RSUs vested	(158,283)	45.62
RSUs forfeited	(13,520)	55.68
RSUs outstanding	800,648	47.80

As of March 31, 2015, there was $36.1 million of total unrecognized compensation expense related to non-vested RSUs. This expense is expected to be recognized over the weighted average remaining vesting period of 2.78 years.

7.	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2015 was (4.7%) without the effects of a discrete item, compared to 43.4% for the same period in 2014.  During the three months ended March 31, 2015, the Company recorded a net credit to income taxes of $1.9 million to correct an error in the Company’s valuation reserve for deferred tax assets.  The error is not considered material to the current or previously reported results.  With the effects of this discrete item, the Company’s effective tax rate was 28.3%.  The Company’s effective tax rate for the three months ended March 31, 2015 was lower than the federal statutory tax rate of 35.0% primarily due to the allocation of book operating results between the US and foreign entities and the impact of permanent tax differences on pre-tax operating results for the quarter.

8.COMMITMENTS AND CONTINGENCIES

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

On May 6, 2014, the Company also entered into a lease agreement with Duke Construction Limited Partnership to expand its world headquarters to include a fourth, build-to-suit office building in Indianapolis, Indiana.  The target date for completion of construction of the fourth office building is mid-2015 and the lease term expires 10 years after construction is completed.

The following amounts set forth in the table are as of March 31, 2015 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations
Operating lease obligations	$101,343	$10,478	$26,373	$18,873	$45,619
Purchase obligations	17,027	5,635	9,142	2,250	-
Other obligations	1,702	-	-	1,702	-
Total	$120,072	$16,113	$35,515	$22,825	$45,619

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

Professional fees related to this acquisition and recognized as of March 31, 2015 totaled $613,000, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations.

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

Intangible assets acquired resulting from this acquisition consisted of technology, which is amortized on a straight-line basis. The following sets forth the current net book value of technology acquired and its original economic useful life (dollars in thousands):

	As of March 31, 2015
				Economic
		Accumulated		Useful Life
	Gross Amount	Amortization	Net Amount	(in years)
Technology	$5,766	$529	$5,237	10

 Pro Forma Results

    The Company has not furnished pro forma financial information related to its acquisition of OrgSpan because such information is not material individually or in the aggregate to the overall financial results of the Company.

10.DERIVATIVES

The Company enters into derivative contracts to mitigate its foreign currency risk associated with transacting business internationally.  The Company uses foreign currency forward contracts to hedge the revaluation exposure of its net monetary assets and liabilities including cash, accounts receivable, accounts payable and certain intercompany payables and receivables.  These hedges are not designated under GAAP, and all realized and unrealized gains and losses are recorded as incurred within other income (expense) on the Company’s condensed consolidated statements of operations.  The objective is to offset the gains and losses on the underlying exposures with the gains and losses from the forward contracts.  The Company’s hedging policy prohibits entering into hedge contracts that are speculative in nature.

  The Company records the fair value of its outstanding hedge contracts in other current assets and accrued liabilities depending upon the market value of the forward contracts at each balance sheet date.  The following table summarizes the notional amount and fair value of the Company’s outstanding currency contracts at March 31, 2015 and December 31, 2014, respectively (in thousands).

	USD Equivalent Notional Amount
	March 31, 2015	December 31, 2014
Euro	$3,034	$3,041
US Dollar	1,410	600
Japanese Yen	499	-
Swedish Krona	204	249
Australian Dollar	-	738
Total	$5,147	$4,628

	Fair Value USD (1)
	March 31, 2015	December 31, 2014
Derivative Asset	$25	$17

___________

(1)	The fair value measurement of these derivative contracts falls within Level 2 of the fair value hierarchy as defined in FASB ASC 820. See Note 4 - Investments for further information.

During the three months ended March 31, 2015, the Company recorded hedging gains of $491,000 compared to hedging losses of $179,000 for the same period last year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The following will be discussed and analyzed:

•	Forward-Looking Information
•	Overview
•	Revenue, Order Trends, Outlook and Acquisition Highlights
•	Comparison of Three Months Ended March 31, 2015 and 2014
•	Liquidity and Capital Resources
•	Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by the use of such verbs as “expects,” “anticipates,” “believes,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar verbs or conjugations of such verbs. This forward-looking information includes but is not limited to statements regarding our plans, objectives, expectations, intentions, future financial performance (including our outlook for 2015), future financial condition and other statements that are not historical facts. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, worldwide economic conditions and their impact on customer purchasing decisions; rapid technological changes and competitive pressures in the industry; our ability to maintain profitability; to manage successfully our growth; to manage successfully our increasingly complex third-party relationships resulting from the software and hardware components being licensed or sold with our solutions; to maintain successful relationships with certain suppliers which may be impacted by the competition in the technology industry; to maintain successful relationships with our current and any new partners; to maintain and improve our current products; to develop new products; to protect our proprietary rights and sensitive customer information adequately; to successfully integrate acquired businesses and to improve our brand and name recognition, as well as other factors set forth in our Securities and Exchange Commission (“SEC”) filings.

Overview

We are a global provider of collaboration, communications and customer engagement software solutions and cloud services. Our primary offering is our Customer Interaction CenterTM (“CIC”) product suite, a multichannel communications platform that can be deployed on-premises or through the cloud as Communications as a Service (“CaaS”). We are a recognized leader in the worldwide contact center market, where our software applications provide a range of inbound and outbound communications functionality. We utilize this same communications platform to provide solutions for unified communications, workforce optimization and business process automation. Our solutions are used by businesses and organizations in various industries, including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services. We continue to invest in the development of our technology, particularly in our next generation cloud communication platform, Interactive Intelligence PureCloud (“PureCloud”). Our PureCloud PlatformSM is a multi-tenant, single instance platform that leverages Amazon Web Services (“AWS”) technology. Our PureCloud CollaborateSM service was released in March 2015, and significant additional services are anticipated to be released throughout the remainder of 2015.

For further information on our business and the products and services we offer, refer to the Part I, Item 1 “Business” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Our management monitors certain key measures to assess our financial results. In particular, we track trends in on-premises and cloud subscription orders and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends, see “Revenue,  Order Trends, Outlook and Acquisition Highlights” and “Comparison of Three Months Ended March 31, 2015 and 2014” below.

Our management also monitors diluted earnings per share (“EPS”), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America (“GAAP”). In addition to measures based on GAAP, our management monitors non-GAAP operating income and margin, non-GAAP net income and non-GAAP EPS to analyze our business. These non-GAAP measures include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments, exclude non-cash stock-based compensation expense, certain acquisition-related expenses, the amortization of certain intangible assets related to acquisitions and non-cash expense related to a valuation allowance for our deferred tax assets, and adjust for non-GAAP income tax expense. These measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. Stock-based compensation expense, amortization of intangibles  related to acquisitions and expenses related to the valuation allowance for our deferred tax assets are non-cash, and non-GAAP income tax expense is pro forma based on non-GAAP earnings. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense, certain acquisition-related expenses and amortization of intangibles related to acquisitions amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also reviews financial statements that exclude stock-based compensation expense, certain acquisition-related expenses, amortization of intangibles  related to acquisitions, expense related to the valuation allowance for our deferred tax assets and pro forma income tax expense for our internal budgets.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014

Net loss, as reported	$(3,459)	$(2,564)

Purchase accounting adjustments:
Increase to revenues	3	5
Reduction of operating expenses:
Customer relationships	395	427
Acquired technology	177	49
Non-compete agreements	53	45
Acquisition costs	1	-
Total	629	526
Non-cash stock-based compensation expense:
Costs of recurring revenues	454	307
Costs of services revenues	129	106
Sales and marketing	561	1,096
Research and development	819	954
General and administrative	1,030	777
Total	2,993	3,240
Non-GAAP income tax expense adjustment	(1,026)	(1,595)
Non-GAAP net loss	$(863)	$(393)

Operating loss, as reported	$(4,771)	$(4,813)
Purchase accounting adjustments	629	526
Non-cash stock-based compensation expense	2,993	3,240
Non-GAAP operating loss	$(1,149)	$(1,047)

Diluted loss per share, as reported	$(0.16)	$(0.12)
Purchase accounting adjustments	0.03	0.02
Non-cash stock-based compensation expense	0.14	0.16
Non-GAAP income tax expense adjustment	(0.05)	(0.08)
Non-GAAP diluted loss per share	$(0.04)	$(0.02)

Revenue,  Order Trends, Outlook and Acquisition Highlights

The tables below show our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2014, 2013 and 2012 and the percentage change over the prior year period, and a summary of on-premises orders received and cloud subscription contracted annual recurring revenue (“CARR”) during the three months ended March 31, 2015 and 2014. CARR is the annualized dollar value of cloud subscription revenues from contracts signed during the applicable period.

Period	Revenues	Year-over-Year Growth %
Three Months Ended:
March 31, 2015	$89.5	13%
December 31, 2014	92.6	2
September 30, 2014	89.5	15
June 30, 2014	79.8	5
March 31, 2014	79.4	8

Year Ended December 31:
2014	$341.3	7%
2013	318.2	34
2012	237.4	13

On-Premises Orders and Cloud Subscription Contracted Annual Recurring Revenue (CARR)

	Three Months Ended March 31,
	2015		2014
Increase in dollar amount from prior year period:
On-premises orders	20%		(14)%
Cloud subscription CARR	(16)%	(1)	145%	(1)
Number of new on-premises customers	35		37
Number of new cloud subscription customers	26		17
Total orders greater than $250,000	40		34

______

(1)

Includes two large contracts signed in the first quarter of 2014. Excluding these contracts, our year-over-year cloud subscription CARR growth was 44% for the three months ended March 31, 2015 and (15%) for the three months ended March 31, 2014.

Geographic Mix

The following table shows the percentage of orders derived from each of our geographic regions for the periods presented:

	Three Months Ended March 31,
	2015	2014
Americas	75%	77%
Europe, Middle East, and Africa	19	17
Asia-Pacific	6	6

Outlook for 2015

As our business continues to shift towards the licensing of cloud solutions, and revenues related to these licenses are recognized over the contract period, we have reported and may continue to report periods of operating losses. We are currently projecting a non-GAAP net operating loss for 2015 of approximately $5 million, reflecting the continued increase of cloud orders, as well as increases in investments in developing and deploying our cloud solution and increased spending to further expand our sales and marketing efforts through the remainder of 2015. There can be no assurance that our outlook for 2015 as provided in our Annual Report on Form 10-K for the year ended December 31, 2014, and as modified above or otherwise, will be achieved, and actual results may be materially and adversely different from our current projections.

Acquisitions

On May 14, 2014, we entered into a stock purchase agreement and acquired OrgSpan, Inc. (“OrgSpan”), a privately held provider of cloud-based enterprise social communications solutions.  We purchased OrgSpan for approximately $14.1 million, partially funded with cash on hand and partially with restricted shares of our common stock. We also retained 38 OrgSpan employees as part of the transaction. See Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our OrgSpan acquisition.

Comparison of Three Months Ended March 31, 2015 and 2014

Revenues

Our revenues include: (i) recurring revenues; (ii) license and hardware revenues; and (iii) services revenues. These revenues are generated through direct sales to customers and through our partner channels.

Recurring revenues include renewals of the support fees from on-premises license agreements and revenues from our implemented cloud solutions. The support fees are recognized over the support period, generally between one and three years. Cloud subscription orders are typically for periods of one to five years. The weighted average term of our cloud customer contracts was 56 months as of March 31, 2015. The weighted average term of new cloud customer contracts entered during the quarter ended March 31, 2015 was 45 months.

License and hardware revenues include license fees for on-premises software and sale of hardware. Not all on-premises software and hardware product orders are recognized as revenue when they are received because of product general availability, certain contractual terms or the collection history with particular customers or partners. Consequently, license and hardware revenues for any particular period not only reflect certain orders received in the current period, but also include certain orders received but deferred in previous periods and recognized in the current period. In addition, a portion of license and hardware orders are related to support and recognized over the support period as recurring revenues.

Services revenues primarily include professional and education services fees. Services revenues fluctuate based on the solution implementation requirements of our customers and partners as well as the number of attendees at our educational classes.

Revenues

			Percent of Total Revenues		Increase or (Decrease)
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015 vs. 2014

	($ in thousands)
Recurring	$54,212	$43,409	60.6%	54.6%	25%
License and hardware	21,621	22,846	24.2	28.8	(5)
Services	13,642	13,193	15.2	16.6	3
Total revenues	$89,475	$79,448			13

Recurring Revenues

The breakdown of recurring revenues was as follows:

	Three Months Ended March 31,
	2015	2014

	($ in thousands)
Support fees	$33,172	$30,355
Cloud subscriptions	21,040	13,054
Total	$54,212	$43,409

Support fees increased with the continued growth of our installed base of on-premises customers, and renewal rates were consistent between the 2015 and 2014 periods.

Cloud subscription revenues were 61% higher during the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. The increase was primarily due to new customer implementations as well as upgrades and additional subscriptions from existing customers. The net price per user per month for our primary offerings varies from period to period, but remained within a consistent range during the first quarter of 2015 compared to the first quarter of 2014.

Our unbilled future cloud subscription user revenues were $293.9 million and $205.5 million as of March 31, 2015 and 2014, respectively.  These unbilled cloud subscription revenues are not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not been invoiced to the customer.

License and Hardware Revenues

License and hardware revenues decreased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to the deferral of $8.8 million of on-premises orders received during the quarter that were not recognizable based on their contract terms.  These deferrals were partially offset by a 20% increase in on-premises orders received during the quarter compared to the same quarter last year, and by $3.5 million of previously deferred on-premises orders which were recognized during the first quarter of 2015. During the three months ended March 31, 2014, we recognized $5.6 million of previously deferred on-premises orders, and deferred $5.1 million of on-premises orders received during the quarter.

Services Revenues

Services revenues increased primarily due to increases in the number and scope of professional service engagements for both on-premises and cloud deployments.  The 3% year-over-year increase in services revenues for the three months ended March 31, 2015 was lower than the increases experienced in previous periods because of the shift in our business to the cloud, which usually involves deployments requiring shorter professional services engagements, and reduced education requirements and associated revenues.  As our cloud business continues to grow,  we may experience slower growth rates for services revenues.

Costs of Revenues

Our costs of revenues include costs of:  (i) recurring revenues; (ii) license and hardware revenues; and (iii) services revenues.

Costs of recurring revenues consist primarily of compensation expenses for technical support personnel as well as costs associated with deploying our cloud offerings. Some costs related to our cloud offerings, such as equipment costs, are recognized over time, but others such as compensation and travel-related expenses are recognized as incurred.  Some of these costs are fixed while others are variable based on usage and call volume. We expect operating margins for our cloud offerings to improve over time as this portion of our business continues to scale and as we implement improvements in our infrastructure.

Costs of license and hardware revenues consist of hardware costs (including media servers, Interaction Gateway® appliances and Interaction SIP StationsTM that we develop, as well as servers, telephone handsets and gateways that we purchase and resell), royalties for third-party software and other technologies included in our solutions, as well as personnel costs and product distribution facility costs. These costs can fluctuate depending on which software solutions are licensed (including third-party software) and the dollar amount of orders for hardware and appliances.

Costs of services revenues consist primarily of compensation expenses for our professional services and educational personnel.

Costs of Revenues

			Percent of Total Revenues		Increase or (Decrease)
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015 vs. 2014

	($ in thousands)
Recurring	$18,744	$14,058	20.9%	17.7%	33%
License and hardware	6,529	6,833	7.3	8.6	(4)
Services	11,251	10,517	12.6	13.2	7
Total cost of revenues	$36,524	$31,408			16
Recurring revenue gross margin	65.4%	67.6%
License and hardware revenue gross margin	69.8%	70.1%
Services revenue gross margin	17.5%	20.3%

Costs of Recurring Revenues

Costs of recurring revenues increased primarily due to an increase in compensation expenses related to staffing increases to support our expanding customer base and the growing number of cloud deployments, as well as related increases in depreciation, telecommunications, data center and other related expenses as we continue to build the infrastructure to support our cloud deployments around the world. The gross margin on recurring revenue decreased due to the relative increase in cloud revenues which have a lower gross margin than support fees.

Costs of License and Hardware Revenues

Costs of license and hardware revenues decreased during the three months ended March 31, 2015 primarily due to decreased license and hardware revenues and the related decrease in costs of hardware and direct operating expenses.  Our license and hardware revenue gross margin decreased due to an increase in hardware revenue as a proportion of total license and hardware revenue, as hardware sales have a lower margin than software licenses.

Costs of Services Revenues

Costs of services revenues increased primarily due to an increase in compensation, travel, and other direct expenses resulting from staff hired during the quarter to meet the demand for our professional services.

Gross Profit
	Three Months Ended March 31,
	2015	2014

	($ in thousands)
Gross Profit	$52,951	$48,040
Change from prior period	10%	1%
Gross margin	59.2%	60.5%

Gross margin decreased during the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the increase in cloud subscription revenues as a percentage of total revenues, which have a lower margin relative to license and hardware revenues.

Operating Expenses

Our operating expenses include costs for:  (i) sales and marketing; (ii) research and development; and (iii) general and administrative operations.

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our sales, marketing, client success and channel management operations for our on-premises and cloud deployments. We expect sales and marketing expenses to increase in future periods as we continue expanding our sales organization and increasing our marketing and other promotional efforts, which we believe are critical to our future growth as we continue to increase our market share and expand internationally.

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

Operating Expenses

			Percent of Total Revenues		Increase or (Decrease)
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015 vs. 2014

	($ in thousands)
Sales and marketing	$31,109	$28,155	34.8%	35.4%	10%
Research and development	13,837	13,799	15.5	17.4	0
General and administrative	12,776	10,899	14.3	13.7	17
Total operating expenses	$57,722	$52,853			9

Sales and Marketing

Sales and marketing expenses increased primarily due to increases in compensation expenses and other related expenses resulting from staffing increases.

Research and Development

Research and development expenses increased primarily due to increased outsourced services as a result of utilizing Amazon Web Services to support the PureCloud Platform development and increased personnel expenses resulting from staff acquired through the OrgSpan acquisition.  These increases were partially offset by higher capitalization of development costs for the PureCloud Platform.  We capitalized $5.6 million of development costs for the PureCloud Platform in the three months ended March 31, 2015, compared to the capitalization of $1.8 million during the same period in 2014. We began amortizing the development costs related to PureCloud Collaborate during the first quarter of 2015, with such amortization included in costs of recurring revenues.  We will continue to capitalize development costs related to other services provided under the PureCloud Platform and will begin amortizing such costs once those services are released for general availability.

General and Administrative

General and administrative expenses increased primarily due to an increase in compensation costs resulting from staffing increases to support our overall growth in our business, as well as increased bad debt expense related primarily to one partner.

Other Income (Expense):

Interest Income, net

Interest income, net, consists of interest earned from investments, receivables and interest-bearing cash accounts. Interest expense and fees, which were not material in any periods reported, are also included.

Interest income, net breakdown	Three Months Ended March 31,
	2015	2014

	($ in thousands)
Interest income on investments	$24	$190
Interest income receivables	79	97
Other interest (expense)	45	(5)
Total interest income, net	$148	$282

We invest in longer term investments with maturities up to three years to increase our overall yield on investments and monitor the allocation of funds in our investment accounts to maximize our return on investment within our established investment policy. We do not invest in subprime assets.

Return on investments	Three Months Ended March 31,
	2015		2014

	($ in thousands)
Cash, cash equivalents, and investments (average)	$63,324		$106,388
Interest income on investments, net	73	(1)	190
Return on investments	0.12%	(1)	0.18%

______

(1)

Excludes a one-time reduction to interest income of approximately $49,000 related to the correction of an error in the amortized cost basis of an investment. This amount has been excluded in order to reflect the actual return on investments earned during the period.

Our lower interest income was primarily due to lower levels of invested balances during each period.

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

	Three Months Ended March 31,
	2015	2014

	($ in thousands)
Other expense	$327	$196

Other expense increased during the three months ended March 31, 2015 compared to the same period last year due to increased foreign currency losses on unhedged exposures.  We regularly review our foreign currency exposures for inclusion in our hedging program.

Income Tax Benefit
	Three Months Ended March 31,
	2015	2014

	($ in thousands)
Income tax benefit	$1,491	$2,163

Our effective tax rate for the three months ended March 31, 2015 was calculated using our expected annual rate of (4.7%).   During the three months ended March 31, 2015, we recorded a net credit to income taxes of $1.9 million related to an error in our valuation reserve for deferred tax assets.  The effective tax rate for the three months ended March 31, 2015 including this discrete item was 28.3%. If the U.S. federal research and development tax credit is extended through 2015, our annual effective tax rate is expected to be 3.61%.  This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations, and certain income tax credits.

We have historically used a cost plus basis for calculating taxes in most foreign tax jurisdictions in which we operate. A cost plus tax basis limits the taxes paid in these foreign jurisdictions to a markup of the costs that we incur in these jurisdictions and is not tied to the actual revenues generated.

	Three Months Ended March 31,
Foreign Subsidiaries	2015	2014

	($ in thousands)
Foreign Subsidiary Income Before Taxes	$950	$648
Foreign Tax Expense	229	153

Our foreign effective tax rate for the three months ended March 31, 2015 was 24.1%. During the quarter ended March 31, 2015, we recorded $219,000 in foreign tax expense related to a German tax audit. Our foreign tax expense for the three months ended March 31, 2015 was in part due to switching one of our foreign subsidiaries from cost plus to the reseller model. The impact of our foreign effective income tax rates could become material as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

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

As our order mix continues to shift to a higher percentage of cloud subscription orders as a percentage of total orders, our liquidity may decrease due to cash collection being spread over the term of the contract. Additionally, since we continue to invest in infrastructure for our cloud solutions ahead of orders, our margin on cloud subscription orders is lower than on-premises orders, which may decrease our liquidity.  We expect our margin on cloud subscription orders will increase as we continue to build a stream of recurring revenues and implement changes in our cloud infrastructure. The table below shows the gross margins for each revenue category:

	Three Months Ended March 31,
	2015	2014
Recurring Revenues	65.4%	67.6%
Support fees	85.3	82.4
Cloud subscriptions	34.3	33.4
License and hardware revenues	69.8	70.1
Services Revenues	17.5	20.3
Total Revenues	59.2%	60.5%

We determine our liquidity by combining cash and cash equivalents and short-term and long-term investments as shown in the table below. Based on our current expectations, we believe that our current liquidity position, when combined with our anticipated cash flows from operations and borrowing capacity, will be sufficient to satisfy our working capital requirements and current or expected obligations associated with our operations over the next 12 months. Our largest potential capital outlay in the future is expected to be related to purchases of data equipment, facility buildouts, and information technology equipment. If our liquidity and cash flows from operations are not sufficient to satisfy our working capital requirements and current or expected obligations associated with our operations over the next 12 months, we may need to raise additional capital, either through the capital markets or debt financings.

	March 31, 2015	December 31, 2014

	($ in thousands)
Cash and cash equivalents	$54,277	$36,168
Short-term investments	6,169	20,041
Long-term investments	4,497	5,495
Total liquidity	$64,943	$61,704

We believe that the funds of Interactive Intelligence Group, Inc. and its subsidiaries that are held in foreign accounts can be transferred into the U.S. with limited tax consequences. Given our liquidity in the U.S., however, we do not have plans to repatriate earnings from our foreign subsidiaries. As of March 31, 2015, Interactive Intelligence Group, Inc. held a total of $1.0 million in its various foreign bank accounts and its foreign subsidiaries held a total of $21.0 million in their various bank accounts. The temporary difference related to unremitted earnings of our foreign affiliates as of March 31, 2015, that have not been subject to United States income taxation as dividends and are indefinitely invested outside the United States, was  $25.6 million. If we were to repatriate all of those earnings to Interactive Intelligence Group, Inc. in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $5.8 million.

The following table shows the U.S dollar equivalent of our foreign account balances for the stated periods:

	March 31, 2015	December 31, 2014

	($ in thousands)
Euro	$6,443	$5,501
Canadian dollar	4,449	4,894
British pound	3,259	2,759
New Zealand dollar	2,218	2,446
Australian dollar	2,111	2,763
South African rand	1,248	1,532
Other foreign currencies	1,506	1,542
Total	$21,234	$21,437

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Beginning cash and cash equivalents	$36,168	$65,881
Cash provided by operating activities	13,334	5,284
Cash provided by (used in) investing activities	2,673	(21,345)
Cash provided by financing activities	2,102	2,170
Ending cash and cash equivalents	$54,277	$51,990
Days sales outstanding (DSO)	75	80

Cash flow from operations was  $13.3 million during the first quarter of 2015 compared to $5.3 million during the same period in 2014. Cash flow from operations consists of our earnings adjusted for various non-cash expenses, such as depreciation and amortization, as well as balance sheet changes. Our cash flow from operations during the first three months of 2015 was primarily affected by changes in accounts receivable and prepaid expenses.

Accounts receivable decreased, thereby increasing our cash flow from operations, during the first three months of 2015 compared to the same period in 2014 as a result of strong collections during the first quarter of 2015, as evidenced by the decrease in days sales outstanding when compared to prior year.

We prepaid fewer expenses during the first three months of 2015 as compared to the same period last year.  The prepaid expenses during the first three months of 2014 included taxes related to the issuance of restricted stock units, prepaid commissions, and prepaid marketing expenses.

Cash provided by investing activities increased $24.0 million in the first  three months of 2015 compared to the same period in 2014, primarily because we did not purchase any available-for-sale investments during the first three months of 2015. During the first three months of 2014, we purchased $25.1 million of available-for-sale investments.

Cash provided by financing activities remained consistent year-over-year.

Contractual Obligations

We have operating lease obligations and purchase obligations that are not recorded in our consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to FASB ASC Topic 840, Leases. These obligations include the operating leases of our world headquarters and the leases of several other locations for our offices in the United States and 20 other countries. For an updated Contractual Obligations table as of March 31, 2015, see Note 8 – Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

 Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in Note 8 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of March 31, 2015.

    We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our solutions. Our software license agreements, in accordance with FASB ASC Topic 460, Guarantees, include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if our software products infringe upon a third party's intellectual property rights, over the life of the agreement. We are not able to estimate the potential exposure related to the indemnification provisions of our license agreements but have not incurred expenses under these indemnification provisions. We may at any time and at our option and expense:  (i) procure the right of the customer to continue to use our software that may infringe a third party’s rights; (ii) modify our software so as to avoid infringement; or (iii) require the customer to return our software and refund the customer the fee actually paid by the customer for our software less depreciation which is generally based on a five-year straight-line depreciation schedule. The customer’s failure to provide timely notice or reasonable assistance will relieve us of our obligations under this indemnification to the extent that we have been actually and materially prejudiced by such failure. To date, we have not incurred, nor do we expect to incur, any material related costs related to indemnification claims and, therefore, have not reserved for such liabilities.

Our software license agreements also include a warranty that our software products will substantially conform to our software user documentation for a period of one year for on-premises contracts and for the term of the contract for cloud subscriptions, provided the customer is in material compliance with the applicable agreement. Certain exceptions to these warranties may also apply. To date, we have not incurred any material costs associated with these product warranties, and as such, we have not reserved for any such warranty liabilities in our operating results.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2014 and in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. For a further summary of certain accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Canadian dollar, South African rand, Australian dollar, New Zealand dollar and the euro, among others. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our solutions more expensive and less competitive in foreign markets. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may price our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. As of March 31, 2015, we had outstanding hedging arrangements for the Euro, Japanese Yen, Swedish Krona and United States Dollar. For the three months ended March 31, 2015, we recorded  foreign currency losses of $327,000 primarily due to unhedged exposures.

For the three months ended March 31, 2015, approximately 19%  of our revenues and 17% of our expenses were denominated in a foreign currency. As of March 31, 2015, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or (losses), consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $400,000. A 10% change in foreign currency exchange rates would have changed the carrying value of these net assets by approximately $40,000 as of March 31, 2015, with a corresponding foreign currency gain (loss) recognized in our condensed consolidated statements of operations, if not hedged.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at March 31, 2015, the fair value of our portfolio would decrease by approximately $83,000.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under “Legal Proceedings” in Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Those risk factors could materially affect our business, financial condition and results of operations.

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. Except as set forth below, there have been no material additions or changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Through March 31, 2015, no known data breaches or related events have occurred that, either individually or in aggregate, were of a material nature that resulted in any material financial impact or any material loss or exposure of sensitive data.

5
Item 5.	Other Information.

As we previously announced, Stephen R. Head will be retiring from his positions as our Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer.  Mr. Head will continue to serve in his positions until such time as a suitable replacement has been hired (the “Hire Date”).  In recognition of Mr. Head’s loyal and faithful past service to us, his contributions to our growth during his tenure with us, and as an inducement to Mr. Head to fulfill his commitment to continue to serve in his positions until at least the Hire Date, on May 6, 2015, the Compensation Committee of the Board of Directors (the “Committee”) approved amendments to Mr. Head’s outstanding stock option awards granted under the Interactive Intelligence Group, Inc. 2006 Equity Incentive Plan, as amended (the “2006 Plan”) and granted Mr. Head an additional stock-based award under the 2006 Plan.

The Committee approved amendments to the Nonqualified Stock Option Agreements between Mr. Head and us, as follows:

•

The agreements dated January 22, 2010 and January 21, 2011, each governing the grant of options to purchase 30,000 shares of our common stock, par value $0.01 per share (“Common Stock”), were amended to extend the post-termination exercise period of each such stock option award from one month to the date the options expire in accordance with their terms.

•

The agreements dated January 9, 2012 and January 11, 2013, governing the grant of options to purchase 30,000 shares and 15,000 shares, respectively, of Common Stock, were amended to provide for pro rata vesting for the current tranche of each such stock option award and to extend the post-termination exercise period of each such stock option award from one month to the date the options expire in accordance with their terms.

•

The agreement dated January 13, 2014, governing the grant of options to purchase 15,000 shares of Common Stock, was amended to provide for pro rata vesting for the current tranche of such stock option award.

In addition, the Committee approved a grant to Mr. Head, pursuant to and in accordance with Section 13 of the 2006 Plan, of an Other-Stock Based Award (as defined in the 2006 Plan), providing that, as a bonus in lieu of cash, the following shares of Common Stock will be granted to Mr. Head upon (a) his Eligible Separation (which excludes termination by reason of death, Disability (as defined in the 2006 Plan) or Cause (as defined in the 2006 Plan)) if he continues to serve in his positions until at least the Hire Date or (b) if he is terminated by us without Cause prior to the later of May 31, 2015 or the Hire Date:

Date of eligible separation or termination by us without Cause	Number of shares of Common Stock awarded
On May 31, 2015	2,000 shares
After May 31, 2015	20 additional shares per calendar day until the date of the eligible separation or the termination of employment by us without Cause

This Other Stock-Based Award is subject to the terms and conditions of the 2006 Plan and the Other Stock-Based Award Agreement between Mr. Head and us, dated as of May 6, 2015.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Amendment to Stock Option Award Agreements, which is filed as Exhibit 10.2 hereto, and the Other Stock-Based Award Agreement, which is filed as Exhibit 10.3 hereto, and which are incorporated herein by reference.

xhxhibi
Item 6.	Exhibits

(a) Exhibits
Incorporated by Reference
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
3.1	Articles of Incorporation of the Company, as currently in effect	S-4/A	Annex II to the	4/27/2011
		(Registration No.	Proxy Statement
		333-173435)	/ Prospectus

3.2	Amended By-Laws of the Company, as currently in effect	S-4/A	Annex III to the	4/27/2011
		(Registration No.	Proxy Statement
		333-173435)	/ Prospectus

10.1	Form of Performance-Based Restricted Stock Unit Award Agreement	8-K	10.1	2/20/2015

10.2	Amendment to Stock Option Award Agreements, dated as of May 6, 2015, between the Company and Stephen R. Head				X

10.3	Other Stock-Based Award Agreement, dated as of May 6, 2015, between the Company and Stephen R. Head				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101

The following materials from Interactive Intelligence Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting language):  (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Comprehensive Loss; (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: May 11, 2015	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)