Form 10-Q
period 2015-06-30
Interactive Intelligence Group, Inc.
filed 2015-08-07
CIK 1517650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2015, there were 21,665,682 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2015 and December 31, 2014
(in thousands, except share amounts)

	June 30, 2015	December 31, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$179,940	$36,168
Short-term investments	1,109	20,041
Accounts receivable, net of allowance for doubtful accounts
of $1,136 at June 30, 2015 and $1,052 at December 31, 2014	85,225	87,413
Prepaid expenses	27,964	29,417
Other current assets	14,361	14,655
Total current assets	308,599	187,694
Long-term investments	3,864	5,495
Property and equipment, net	45,755	44,785
Capitalized software, net	45,449	33,598
Goodwill	42,643	43,732
Intangible assets, net	15,229	16,517
Other assets, net	6,805	6,902
Total assets	$468,344	$338,723
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,193	$10,236
Accrued liabilities	14,914	18,299
Accrued compensation and related expenses	19,291	19,211
Deferred license and hardware revenues	7,700	5,945
Deferred recurring revenues	75,244	76,647
Deferred services revenues	9,540	9,925
Total current liabilities	136,882	140,263
Convertible notes	114,930	—
Long-term deferred revenues	18,974	18,158
Deferred tax liabilities, net	2,348	2,437
Other long-term liabilities	7,571	7,135
Total liabilities	280,705	167,993
Shareholders' equity:
Common stock, $0.01 par value; 100,000,000 authorized;
21,620,400 issued and outstanding at June 30, 2015,
21,278,858 issued and outstanding at December 31, 2014	216	213
Additional paid-in capital	224,899	196,691
Accumulated other comprehensive loss, net of tax	(8,320)	(5,561)
Accumulated deficit	(29,156)	(20,613)
Total shareholders' equity	187,639	170,730
Total liabilities and shareholders' equity	$468,344	$338,723

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2015 and 2014
(in thousands, except share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Recurring	$53,846	$44,617	$108,058	$88,026
License and hardware	27,010	21,548	48,631	44,394
Services	15,475	13,665	29,117	26,858
Total revenues	96,331	79,830	185,806	159,278
Costs of revenues (1)(2):
Costs of recurring	19,253	15,322	37,997	29,380
Costs of license and hardware	6,552	6,690	13,081	13,523
Costs of services	11,514	11,298	22,765	21,815
Total costs of revenues	37,319	33,310	73,843	64,718
Gross profit	59,012	46,520	111,963	94,560
Operating expenses (1)(2):
Sales and marketing	33,875	30,753	64,984	58,908
Research and development	16,694	15,906	30,531	29,705
General and administrative	12,204	11,374	24,980	22,273
Total operating expenses	62,773	58,033	120,495	110,886
Operating loss	(3,761)	(11,513)	(8,532)	(16,326)
Other income (expense):
Interest income (expense), net	(590)	275	(442)	557
Other expense	(232)	(190)	(559)	(386)
Total other income (expense)	(822)	85	(1,001)	171
Loss before income taxes	(4,583)	(11,428)	(9,533)	(16,155)
Income tax benefit (expense)	(501)	4,630	990	6,793
Net loss	$(5,084)	$(6,798)	$(8,543)	$(9,362)
Net loss per share:
Basic	$(0.24)	$(0.33)	$(0.40)	$(0.45)
Diluted	(0.24)	(0.33)	(0.40)	(0.45)
Shares used to compute net loss per share:
Basic	21,504	20,851	21,519	20,771
Diluted	21,504	20,851	21,519	20,771

(1) Amounts include amortization of purchased intangibles from business combinations, as follows:
Costs of license and hardware	$177	$137	$354	$186
General and administrative	442	476	891	948
Total intangible amortization expense	$619	$613	$1,245	$1,134

(2) Amounts include stock-based compensation expense, as follows:
Costs of recurring revenues	$532	$367	$986	$674
Costs of services revenues	164	115	293	221
Sales and marketing	1,154	1,037	1,715	2,133
Research and development	963	1,352	1,782	2,306
General and administrative	1,063	825	2,093	1,602
Total stock-based compensation expense	$3,876	$3,696	$6,869	$6,936
See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(5,084)	$(6,798)	$(8,543)	$(9,362)
Other comprehensive loss:
Foreign currency translation adjustment	453	97	(2,809)	656
Net unrealized investment gain (loss) - net of tax	(9)	(9)	50	(26)
Comprehensive loss	$(4,640)	$(6,710)	$(11,302)	$(8,732)

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statement of Shareholders' Equity
For the Six Months Ended June 30, 2015
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2014	21,279	$213	$196,691	$(5,561)	$(20,613)	$170,730
Stock-based compensation expense	—	—	8,064	—	—	8,064
Exercise of stock options	118	3	2,163	—	—	2,166
Issuances of common stock	19	—	789	—	—	789
Tax withholding on restricted stock unit awards	144	—	(3,309)	—	—	(3,309)
Issuance of retirement plan shares	60	—	2,523	—	—	2,523
Equity component of convertible notes	—	—	31,756	—	—	31,756
Equity component of convertible notes issuance cost	—	—	(1,028)	—	—	(1,028)
Payment for capped call premiums	—	—	(12,750)	—	—	(12,750)
Net loss	—	—	—	—	(8,543)	(8,543)
Foreign currency translation adjustment	—	—	—	(2,809)	—	(2,809)
Net unrealized investment loss	—	—	—	50	—	50
Balances, June 30, 2015	21,620	$216	$224,899	$(8,320)	$(29,156)	$187,639

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(8,543)	$(9,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,227	7,175
Amortization	2,804	1,134
Other non-cash items	(856)	363
Stock-based compensation expense	6,869	6,936
Deferred income taxes	(89)	(4,658)
Amortization (accretion) of investment premium (discount)	151	(161)
Loss on disposal of fixed assets	21	23
Amortization of convertible notes issuance costs	57	—
Amortization of convertible notes discount	455	—
Changes in operating assets and liabilities:
Accounts receivable	2,188	12,201
Prepaid expenses	1,453	(4,274)
Other current assets	294	(2,718)
Accounts payable	(43)	421
Accrued liabilities	(222)	2,793
Accrued compensation and related expenses	80	(3,652)
Deferred license and hardware revenues	1,945	(15)
Deferred recurring revenues	(1,520)	(3,804)
Deferred services revenues	358	(262)
Other assets and liabilities	533	1,702
Net cash provided by operating activities	14,162	3,842
Investing activities:
Sales of available-for-sale investments	20,462	22,785
Purchases of available-for-sale investments	—	(32,167)
Purchases of property and equipment	(10,659)	(13,078)
Capitalized software	(12,568)	(6,339)
Acquisitions, net of cash acquired	—	(9,297)
Unrealized loss on investment	—	18
Net cash used in investing activities	(2,765)	(38,078)
Financing activities:
Proceeds from issuance of convertible notes	150,000	—
Payment for convertible notes issuance costs	(4,521)	—
Payment for capped call premiums	(12,750)	—
Proceeds from stock options exercised	2,166	4,971
Proceeds from issuance of common stock	789	543
Tax withholding on restricted stock unit awards	(3,309)	(2,625)
Net cash provided by financing activities	132,375	2,889
Net increase (decrease) in cash and cash equivalents	143,772	(31,347)
Cash and cash equivalents, beginning of period	36,168	65,881
Cash and cash equivalents, end of period	$179,940	$34,534
Cash paid during the period for:
Interest	$43	$—
Income taxes	662	1,687
Other non-cash item:
Purchase of property and equipment payable at end of period	105	892
See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014 (unaudited)

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

Reclassifications and Adjustments

During the third quarter of 2014, the Company reclassified certain personnel related expenses which were included in cost of recurring revenues in prior periods to sales and marketing expenses. For the three and six months ended June 30, 2014, $602,000 and $1.3 million have been reclassified to sales and marketing expenses based on this new expense presentation. The reclassification did not have any impact on the overall results previously reported.

2.	SUMMARY OF CERTAIN ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

For a complete summary of the Company’s significant accounting policies and critical accounting estimates, refer to Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In April 2015, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Update ("ASU") No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("FASB ASU 2015-05"), which clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. Public business entities must apply the new requirement in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted for all entities. The Company is evaluating the effect that FASB ASU 2015-05 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the guidance on its ongoing financial reporting.

In April 2015, the FASB issued FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the debt liability instead of presenting the debt issuance costs as a separate asset. Public business entities must apply the new requirements in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. The Company has elected to early adopt FASB ASU 2015-03 and has presented convertible notes issuance costs as a direct deduction from the convertible notes liability in the accompanying balance sheet as of June 30, 2015.

In May 2014, the FASB issued FASB ASU No. 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. FASB ASU 2014-9 will replace most existing U.S. GAAP revenue recognition guidance when it becomes effective. As originally issued, the new standard was to become effective for the Company on January 1, 2017, and early adoption is not permitted.  In July 2015, the FASB voted to approve a one-year deferral of the effective date of the new revenue recognition standard. As a result, the new standard will become effective for the Company beginning with the first quarter of 2018. This guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that FASB ASU 2014-9 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the guidance on its ongoing financial reporting.

The Company capitalizes costs related to its PureCloud PlatformSM and certain projects described below for internal use in accordance with FASB Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Once a solution has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The capitalization of costs ceases upon completion of all substantial testing. Costs incurred in the preliminary stages of development, maintenance and training costs are expensed as incurred. During the three and six months ended June 30, 2015, the Company capitalized $5.2 million and $10.8 million, respectively, of costs related to the development of its PureCloud Platform, compared to the capitalization of $2.7 million and $4.5 million during the same periods in 2014. The Company began amortizing the development costs related to PureCloud CollaborateSM during the first quarter of 2015. The Company will begin amortizing the development costs related to PureCloud CommunicateSM and PureCloud EngageSM during the third quarter of 2015. The Company will continue to capitalize development costs related to other services provided under the PureCloud Platform and will begin amortizing such costs once those services are released for general availability.

Additionally, the Company is implementing new business systems to meet its internal business needs. The Company has no plans to market such software externally. During the three and six months ended June 30, 2015, the Company capitalized $2.1 million and $3.0 million, respectively, of costs associated with development and implementation of these systems, compared to the capitalization of $0.8 million and $1.4 million during the same periods in 2014.

During the three and six months ended June 30, 2015, there were no other material changes to the Company’s significant accounting policies or critical accounting estimates.

3.	NET LOSS PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss, as reported (A)	$(5,084)	$(6,798)	$(8,543)	$(9,362)
Weighted average shares of common stock outstanding (B)	21,504	20,851	21,519	20,771
Dilutive effect of employee stock options and RSUs	—	—	—	—
Common stock and common stock equivalents (C)	21,504	20,851	21,519	20,771
Net loss per share:
Basic (A/B)	$(0.24)	$(0.33)	$(0.40)	$(0.45)
Diluted (A/C)	(0.24)	(0.33)	(0.40)	(0.45)

The Company’s calculation of diluted net loss per share for the three and six months ended June 30, 2015 excludes RSUs and stock options to purchase approximately 269,000 and 370,000 shares of the Company’s common stock, respectively, compared to 969,000 and 1.1 million shares during the same periods in 2014.

4.	INVESTMENTS

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheets, measured at fair value as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at June 30, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Cash	$119,785	$119,785	$—	$—
Money market funds	60,155	60,155	—	—
Total	$179,940	$179,940	$—	$—
Short-term investments:
Corporate notes	$1,109	$—	$1,109	$—
Total	$1,109	$—	$1,109	$—
Long-term investments:
Corporate notes	$3,864	$—	$3,864	$—
Total	$3,864	$—	$3,864	$—

	Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Cash	$34,452	$34,452	$—	$—
Money market funds	1,716	1,716	—	—
Total	$36,168	$36,168	$—	$—
Short-term investments:
Corporate notes	$19,241	$—	$19,241	$—
Commercial paper	800	—	800	—
Total	$20,041	$—	$20,041	$—
Long-term investments:
U.S. government securities	$1,000	$1,000	$—	$—
Corporate notes	4,495	$—	4,495	—
Total	$5,495	$1,000	$4,495	$—

5.	ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company evaluates the creditworthiness of its customers and partners on a periodic basis and generally does not require collateral. The Company records unbilled accounts receivable, which represents amounts recognized as revenues for invoices that have not yet been sent to customers. This balance fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the work performed is ahead of the billing milestones related to a services engagement, unbilled accounts receivable will be recorded. The balance of unbilled accounts receivable recorded within accounts receivable on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 was $9.3 million and $8.0 million, respectively.

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of June 30, 2015 or December 31, 2014 or for more than 10% of the Company’s revenues for the three and six months ended June 30, 2015 or 2014. The Company’s top five partners collectively represented 14% and 17% of the Company’s accounts receivables balance at June 30, 2015 and December 31, 2014, respectively.

6.	STOCK-BASED COMPENSATION

Stock Option Plan

The Company’s  2006 Equity Incentive Plan, as amended and as assumed by Interactive Intelligence Group, Inc. (the “2006 Plan”) authorizes the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans. At the Company’s 2013 Annual Meeting of Shareholders held on May 22, 2013, the Company’s shareholders approved an amendment to the 2006 Plan which increased the number of shares available for issuance under the 2006 Plan by 2,000,000 shares. A maximum of 9,050,933 shares are available for delivery under the 2006 Plan. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant. As of June 30, 2015, there were 1,518,622 shares of stock available for issuance for equity compensation awards under the 2006 Plan.

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

The third type of stock option granted by the Company was director options granted to non-employee directors annually. These options were similar to the non-performance-based options described above except that the director options vest one year after the grant date. The fair value of these option grants is determined on the date of the grant and the related compensation expense is recognized over one year. These director options were generally granted at the Company’s Annual Meeting of Shareholders during the second quarter of each fiscal year.

In 2015, the Company began granting RSUs in lieu of stock options. The Company grants performance-based and non-performance-based RSUs to directors, executives, certain key employees, and certain new employees, and the fair value of the RSUs is determined on the date of grant. Non-performance-based RSUs granted to executives, certain key employees, certain new employees and new non-employee directors vest in four equal annual installments beginning one year after the grant date. Non-performance-based RSUs granted annually to non-employee directors vest in full one year after the grant date. Performance-based RSUs vest in four equal annual installments once the individual has achieved the performance targets. RSUs are not included in issued and outstanding common stock until the shares are vested and settlement has occurred.

The 2006 Plan may be terminated by the Company’s Board of Directors at any time.

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”) for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense by category:
Costs of recurring revenues	$532	$367	$986	$674
Costs of services revenues	164	115	293	221
Sales and marketing	1,154	1,037	1,715	2,133
Research and development	963	1,352	1,782	2,306
General and administrative	1,063	825	2,093	1,602
Total stock-based compensation expense	$3,876	$3,696	$6,869	$6,936
Effect of stock-based compensation expense on net loss per share:
Basic	$(0.18)	$(0.18)	$(0.32)	$(0.33)
Diluted	(0.18)	(0.18)	(0.32)	(0.33)

During the three and six months ended June 30, 2015, the Company capitalized $570,000 and $1.2 million, respectively, of stock-based compensation expense related to capitalized software. No stock-based compensation expenses were capitalized during the three and six months ended June 30, 2014.

Stock Option and RSU Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model.

There were no stock options granted during the first six months of 2015. The weighted-average estimated per option value of non-performance-based and performance-based options granted under the 2006 Plan during the six months ended June 30, 2014 used the following assumptions:

Six Months Ended June 30,
Valuation assumptions for non-performance-based options:	2014
Dividend yield	—%
Expected volatility	60.89%
Risk-free interest rate	1.17%
Expected life of option (in years)	4.00

Six Months Ended June 30,
Valuation assumptions for performance-based options:	2014
Dividend yield	—%
Expected volatility	61.00%
Risk-free interest rate	1.39%
Expected life of option (in years)	4.50

Six Months Ended June 30,
Valuation assumptions for annual director options:	2014
Dividend yield	—%
Expected volatility	61.70%
Risk-free interest rate	1.17%
Expected life of option (in years)	4.00

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the six months ended June 30, 2015:

	Options	Weighted-Average Exercise Price
Balances, beginning of year	1,350,799	$32.95
Options granted	—	—
Options exercised	(119,484)	18.17
Options cancelled, forfeited or expired	(17,374)	44.90
Options outstanding	1,213,941	34.23
Option price range	$ 6.66 - 66.39
Weighted-average fair value of options granted	$—
Options exercisable	882,635	$29.89

The following table sets forth information regarding the Company’s stock options outstanding and exercisable as of June 30, 2015:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.66	—	$18.90	51,225	0.91	$13.17	51,225	$13.17
19.66	—	19.66	220,630	0.71	19.66	220,630	19.66
19.77	—	22.92	4,500	2.05	22.05	3,250	21.71
24.50	—	24.50	227,400	2.73	24.50	149,900	24.50
25.00	—	30.92	72,250	2.82	26.83	55,500	26.45
32.33	—	32.33	182,250	1.74	32.33	176,625	32.33
32.53	—	37.76	60,500	2.39	33.36	45,500	33.23
39.97	—	39.97	144,186	3.77	39.97	61,252	39.97
48.12	—	66.21	87,000	4.39	50.30	81,750	49.33
66.39	—	66.39	164,000	4.69	66.39	37,003	66.39
Total shares/average price			1,213,941	2.63	$34.23	882,635	$29.89

The total intrinsic value of options exercised during the quarter ended ended June 30, 2015 was $3.0 million. The aggregate intrinsic value of options outstanding as of June 30, 2015 was $16.5 million and the aggregate intrinsic value of options currently exercisable as of June 30, 2015 was $14.1 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $44.47 as of June 30, 2015, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2015 represented approximately 763,882 shares with a weighted average exercise price of $26.04.

As of June 30, 2015, there was $6.1 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over the weighted average remaining vesting period of 1.71 years.

The following table sets forth a summary of RSU activity for the six months ended June 30, 2015:

	Awards	Weighted- Average Grant Date Price
Balances, beginning of year	592,364	$50.24
RSUs granted	439,399	43.23
RSUs vested	(218,888)	46.47
RSUs forfeited	(25,531)	52.14
RSUs outstanding	787,344	47.31

As of June 30, 2015, there was $34.7 million of total unrecognized compensation expense related to non-vested RSUs. This expense is expected to be recognized over the weighted average remaining vesting period of 2.69 years.

7.	INCOME TAXES

The Company’s effective tax rate, without the effect of discrete items, for the three and six months ended June 30, 2015 was 0.9% and (7.5)%, respectively, compared to 40.5% and 41.0%, respectively, for the same periods in 2014.  During the three months ended June 30, 2015, the Company recorded $29,000 of expense related to discrete items. During the six months ended June 30, 2015, the Company recorded a net credit of $1.7 million related to discrete items, including a net credit of $1.9 million recorded during the first quarter of 2015 to correct an error in the Company's valuation reserve for deferred tax assets. The error is not considered material to the current or previously reported results. During the six months ended June 30, 2014, the Company recorded a $150,000 credit related to a discrete item, with no discrete items recorded during the three months ended June 30, 2014. With the effects of these discrete items, the Company’s effective tax rate was (11.7)% and 10.4% for the three and six months ended June 30, 2015, compared to 40.5% and 42.0% for the three and six months ended June 30, 2014. The Company’s effective tax rate for the three and six months ended June 30, 2015 was lower than the federal statutory tax rate of 35.0% primarily due to the allocation of book operating results between the US and foreign entities and the impact of permanent tax differences on pre-tax operating results during the three and six months ended June 30, 2015.

8.	COMMITMENTS AND CONTINGENCIES
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
Lease Commitments

The Company’s world headquarters are located in approximately 425,000 square feet of space in four office buildings in Indianapolis, Indiana. In May 2014, the Company entered into new separate lease agreements with Duke Realty Limited Partnership for three of the office buildings, one of which expires in March 2018 and two of which expire on or after June 30, 2025. Also in May 2014, the Company entered into a lease agreement with Duke Construction Limited Partnership to expand its world headquarters to include a fourth, build-to-suit office building in Indianapolis, Indiana.  The construction of the fourth office building was completed in June 2015 and the lease term expires in June 2025.

The following amounts set forth in the table are as of June 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Convertible notes	$159,405	$1,905	$3,750	$153,750	$—
Operating lease obligations	98,520	7,532	26,516	18,884	45,588
Purchase obligations	12,426	6,005	6,421	—	—
Other obligations	1,702	—	—	1,702	—
Total	$272,053	$15,442	$36,687	$174,336	$45,588

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

The convertible notes obligation set forth in the Contractual Obligations table includes principal payments and estimated interest payments based on the terms of the Company's 1.25% convertible senior notes due 2020.

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

OrgSpan Acquisition

On May 14, 2014, the Company entered into a stock purchase agreement and acquired OrgSpan, Inc. (“OrgSpan”), a privately held provider of cloud-based enterprise social communications solutions.  The Company purchased OrgSpan to leverage technology that provided efficient deployment of the Company’s PureCloud Platform. As previously disclosed, Donald E. Brown, the Company’s Chairman of the Board, President and Chief Executive Officer, was a founder and majority stockholder of OrgSpan.  The Company purchased OrgSpan for approximately $14.1 million, partially funded with cash on hand, which included the repayment of OrgSpan’s outstanding debt of approximately $8.0 million. OrgSpan’s outstanding debt consisted primarily of operating loans provided by Dr. Brown bearing interest at a rate of 4.25% per annum. Approximately $1.4 million in cash was paid to OrgSpan’s stockholders (other than Dr. Brown) and to holders of vested OrgSpan stock options. In exchange for his shares of OrgSpan stock, Dr. Brown has the right to receive an aggregate of 98,999 shares of the Company’s common stock (the “Restricted Shares”), representing approximately $4.7 million of the purchase price, which Restricted Shares vest and are to be issued by the Company upon the achievement of certain performance-based conditions tied to the launch and sales of the Company’s PureCloud Platform, which incorporates certain OrgSpan products and technology. The difference between the $15.6 million purchase price previously disclosed in the Form 8-K filed on May 14, 2014 and the $14.1 million noted above is a result of the difference in the value of the 98,999 Restricted Shares received by Dr. Brown for accounting purposes. The Company also retained 38 OrgSpan employees as part of the transaction.

With the first commercial release of its PureCloud Platform in June 2015, the Company met the first performance-based condition for the Restricted Shares set forth in the stock purchase agreement. As a result, the Company issued 32,999 of the Restricted Shares to Dr. Brown during July 2015, which shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act. Any additional Restricted Shares issued to Dr. Brown will also be unregistered.

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

Professional fees related to this acquisition and recognized as of June 30, 2015 totaled $613,000, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations for the periods incurred. All of these costs were incurred and recognized during 2014.

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

Intangible assets acquired resulting from this acquisition consisted of technology, which is amortized on a straight-line basis. The following sets forth the current net book value of technology acquired and its original economic useful life (dollars in thousands):

	As of June 30, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Technology	$5,766	$673	$5,093	10

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

The Company records the fair value of its outstanding hedge contracts in other current assets and accrued liabilities depending upon the market value of the forward contracts at each balance sheet date.  The following table summarizes the notional amount and fair value of the Company’s outstanding currency contracts at June 30, 2015 and December 31, 2014, respectively (in thousands):

	USD Equivalent Notional Amount
	June 30, 2015	December 31, 2014
Euro	$3,001	$3,041
US Dollar	1,635	600
Japanese Yen	1,060	—
Swedish Krona	283	249
Australian Dollar	—	738
Total	$5,979	$4,628

	Fair Value USD (1)
	June 30, 2015	December 31, 2014
Derivative Asset	$51	$17
___________

(1)	The fair value measurement of these derivative contracts falls within Level 2 of the fair value hierarchy as defined in FASB ASC 820. See Note 4 - Investments for further information.

During the three and six months ended June 30, 2015, the Company recorded a hedging loss of $57,000 and a hedging gain of $418,000, respectively, compared to hedging losses of $208,000 and $387,000 for the same periods last year.

In May 2015, the Company issued $150 million aggregate principal amount of its 1.25% convertible senior notes (the "Notes") due June 1, 2020, unless earlier purchased by the Company or converted. In connection with the pricing of the Notes, the Company entered into privately-negotiated capped call transactions (the "capped call transactions") with each of Morgan Stanley & Co. LLC, JPMorgan Chase Bank, National Association, London Branch and Royal Bank of Canada. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of the Company's common stock that underlie the Notes. The Company used approximately $12.8 million of the net proceeds from the issuance of the Notes to pay the cost of the capped call transactions. The strike price of the purchased call option is the same as the initial conversion price per share of the Notes of $61.24. The capped call transactions have an initial cap price of $79.38 per share. These capped call transactions are recorded within equity on the condensed consolidated balance sheet as of June 30, 2015 and are not remeasured as long as they continue to meet the conditions for equity classification.

11.	CONVERTIBLE NOTES

In May 2015, the Company issued $150 million aggregate principal amount of its Notes due June 1, 2020, unless earlier purchased by the Company or converted. Interest is payable semi-annually, in arrears, on June 1 and December 1 of each year.

The Notes were sold in a private placement under a purchase agreement entered into by and among the Company and Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several initial purchasers named therein, for resale to qualified institutional buyers as defined in, and in reliance on, Rule 144A under the Securities Act.

The Notes are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the "indenture"). The Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends or the incurrence of senior debt or other indebtedness. In connection with the offering of the Notes, the Company and its directors and executive officers agreed to be subject to a 90-day lock-up that restricts their ability to offer, pledge, sell, transfer or otherwise dispose of shares of the Company's common stock through August 17, 2015.

If converted, holders of the Notes will receive, at the Company's election, cash, shares of the Company's common stock, or a combination of cash and shares. The initial conversion terms are as follows:

	Initial Conversion Rate per $1,000 Principal Amount	Initial Conversion Price per Share
1.25% Convertible Senior Notes	16.3303	$61.24

Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. Except for certain circumstances set forth in the indenture, holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited.

Holders may convert the Notes under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any 5 consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined below) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day;

•	upon the occurrence of specified corporate transactions pursuant to the indenture; or

•	at any time on or after March 3, 2020.

Holders of the Notes have the right to require the Company to repurchase for cash all or a portion of the Notes prior to maturity upon the occurrence of a fundamental change, including, among other things, a change of control, at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate transactions that constitute a fundamental change, the Company is required to increase the conversion rate for a holder who elects to convert the Notes in connection with such change of control.

In connection with the pricing of the Notes, the Company entered into capped call transactions. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of the Company's common stock that underlie the Notes. The Company used approximately $12.8 million of the net proceeds from the issuance of the Notes to pay the cost of the capped call transactions. The strike price of the purchased call option is the same as the initial conversion price per share of the Notes of $61.24. The capped call transactions have an initial cap price of $79.38 per share. These capped call transactions are recorded within equity on the condensed consolidated balance sheet as of June 30, 2015 and are not remeasured as long as they continue to meet the conditions for equity classification.

In accounting for the issuances of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“convertible notes discount”) is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(In thousands)				June 30, 2015	December 31, 2014
1.25% Convertible Senior Notes	$150,000	$31,756	(1)	$114,930	$—
___________
(1) This amount represents the equity component recorded at the initial issuance of the Notes.

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are being amortized to expense using the effective interest rate method over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.

The Notes consisted of the following (in thousands):

	As of
	June 30, 2015	December 31, 2014
Liability component:
1.25% Convertible Senior Notes (1)	$150,000	$—
Less: convertible notes discount, net (2)	(31,301)	—
Less: convertible notes issuance costs (2)	(3,769)	—
Net carrying amount	$114,930	$—
___________
(1) The effective interest rate of the Notes is 6.25%. The interest rate is based on the interest rates of similar liabilities at the time of issuance that did not have an associated convertible feature.
(2) Included in the condensed consolidated balance sheet as of June 30, 2015 within convertible notes and is amortized over the term of the Notes using the effective interest rate method.

The total estimated fair value of the Notes at June 30, 2015 was $145.7 million. The fair value was determined based on inputs that are observable in the market (Level 2) and was based on the closing trading price per $100 of the Notes as of the last day of trading for the second quarter of 2015.

Based on the closing price of the Company’s common stock of $44.47 on June 30, 2015, the if-converted value of the Notes fell below the principal amount by approximately $41.1 million. Based on the terms of the Notes, the Notes were not convertible for the three months ended June 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The following will be discussed and analyzed:

•	Forward-Looking Information

•	Overview

•	Revenue, Order Trends, Outlook and Business Highlights

•	Comparison of Three and Six Months Ended June 30, 2015 and 2014

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by the use of such verbs as “expects,” “anticipates,” “believes,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar verbs or conjugations of such verbs. This forward-looking information includes but is not limited to statements regarding our plans, objectives, expectations, intentions, future financial performance (including our outlook for 2015), future financial condition and other statements that are not historical facts. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, worldwide economic conditions and their impact on customer purchasing decisions; rapid technological changes and competitive pressures in the industry; our profitability; our ability to manage successfully our growth; to meet debt service requirements; to manage successfully our increasingly complex third-party relationships resulting from the software and hardware components being licensed or sold with our solutions; to maintain successful relationships with certain suppliers which may be impacted by the competition in the technology industry; to maintain successful relationships with our current and any new partners; to maintain and improve our current products; to develop new products; to protect our proprietary rights and sensitive customer information adequately; to successfully integrate acquired businesses and to improve our brand and name recognition, as well as other factors set forth in our Securities and Exchange Commission (“SEC”) filings.

Overview

We are a global provider of software and cloud services for customer engagement, unified communications and collaboration. We are a recognized leader in the worldwide contact center market, where our software applications provide a range of inbound and outbound communications functionality. We offer three types of solutions for our customers' needs: on-premises, single-tenant cloud and multi-tenant cloud. Our customers select the delivery model that best meets their needs. Our solutions are used by businesses and organizations in various industries, including teleservices, insurance, banking, accounts receivable management, utilities, healthcare, retail, technology, government and business services. We continue to invest in the development of our technology, particularly in our next generation cloud communication platform, Interactive Intelligence PureCloud (“PureCloud”). Our PureCloud PlatformSM is a multi-tenant, single instance platform that leverages Amazon Web Services (“AWS”) technology. Our PureCloud CollaborateSM service was released in March 2015, and our PureCloud CommunicateSM and PureCloud EngageSM services were released in June 2015.

For further information on our business and the products and services we offer, refer to the Part I, Item 1 “Business” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Our management monitors certain key measures to assess our financial results. In particular, we track trends in on-premises and cloud subscription orders and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends, see “Revenue,  Order Trends, Outlook and Acquisition Highlights” and “Comparison of Three and Six Months Ended June 30, 2015 and 2014” below.

Our management also monitors diluted earnings per share (“EPS”), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America (“GAAP”). In addition to measures based on GAAP, our management monitors non-GAAP operating income and margin, non-GAAP net income and non-GAAP EPS to analyze our business. These non-GAAP measures include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments, exclude non-cash stock-based compensation expense, certain acquisition-related expenses, the amortization of certain intangible assets related to acquisitions and the amortization of the convertible notes discount and issuance costs, and adjust for non-GAAP income tax expense. These measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. Stock-based compensation expense, amortization of intangibles related to acquisitions and amortization of the convertible notes discount and issuance costs are non-cash, and non-GAAP income tax expense is pro forma based on non-GAAP earnings. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense, certain acquisition-related expenses, amortization of the convertible notes discount and issuance costs and amortization of intangibles related to acquisitions amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also reviews financial statements that exclude stock-based compensation expense, certain acquisition-related expenses, amortization of intangibles related to acquisitions, amortization of the convertible notes discount and issuance costs and pro forma income tax expense for our internal budgets.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss, as reported	$(5,084)	$(6,798)	$(8,543)	$(9,362)
Purchase accounting adjustments:
Increase to revenues	3	5	6	10
Reduction of operating expenses:
Customer relationships	389	431	784	858
Acquired technology	177	137	354	186
Non-compete agreements	53	45	106	90
Acquisition costs	—	600	1	600
Total	622	1,218	1,251	1,744
Non-cash stock-based compensation expense:
Costs of recurring revenues	532	367	986	674
Costs of services revenues	164	115	293	221
Sales and marketing	1,154	1,037	1,715	2,133
Research and development	963	1,352	1,782	2,306
General and administrative	1,063	825	2,093	1,602
Total	3,876	3,696	6,869	6,936
Amortization of convertible notes discount and issuance costs	512	—	512	—
Non-GAAP income tax expense adjustment	381	(1,815)	(645)	(3,410)
Non-GAAP net income (loss)	$307	$(3,699)	$(556)	$(4,092)

Operating loss, as reported	$(3,761)	$(11,513)	$(8,532)	$(16,326)
Purchase accounting adjustments	622	1,218	1,251	1,744
Non-cash stock-based compensation expense	3,876	3,696	6,869	6,936
Non-GAAP operating income (loss)	$737	$(6,599)	$(412)	$(7,646)

Diluted loss per share, as reported	$(0.24)	$(0.33)	$(0.40)	$(0.45)
Purchase accounting adjustments	0.03	0.06	0.06	0.08
Non-cash stock-based compensation expense	0.18	0.18	0.32	0.33
Amortization of convertible notes discount and issuance costs	0.02	—	0.02	—
Non-GAAP income tax expense adjustment	0.02	(0.09)	(0.03)	(0.16)
Non-GAAP diluted income (loss) per share	$0.01	$(0.18)	$(0.03)	$(0.20)

Revenue, Order Trends, Outlook and Business Highlights

The tables below show our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2014, 2013 and 2012 and the percentage change over the prior year period, and a summary of on-premises orders received and cloud subscription contracted annual recurring revenue (“CARR”) during the three and six months ended June 30, 2015 and 2014. CARR is the annualized dollar value of cloud subscription revenues from contracts signed during the applicable period.

Period	Revenues	Year-over-Year Growth %
Three Months Ended:
June 30, 2015	$96.3	21%
March 31, 2015	89.5	13
December 31, 2014	92.6	2
September 30, 2014	89.5	15
June 30, 2014	79.8	5

Year Ended December 31:
2014	$341.3	7%
2013	318.2	34
2012	237.4	13

On-Premises Orders and Cloud Subscription Contracted Annual Recurring Revenue (CARR)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Increase (decrease) in dollar amount from prior year period:
On-premises orders	14%		(17)%		17%		(16)%
Cloud subscription CARR	2%	(1)	(31)%	(2)	(6)%	(3)	4%	(4)
Number of new on-premises customers	42		44		77		81
Number of new cloud subscription customers	26		26		52		43
Total orders greater than $250,000	38		39		78		73
______

(1)	Includes one large contract signed in the second quarter of 2014. Excluding this contract, our year-over-year cloud subscription CARR growth was 51% for the three months ended June 30, 2015.

(2)
Includes one large contract signed in the second quarter of 2013 and one large contract signed in the second quarter of 2014. Excluding these contracts, our year-over-year cloud subscription CARR growth was 15% for the three months ended June 30, 2014.

(3)
Includes two large contracts signed in the first quarter of 2014 and one large contract signed in the second quarter of 2014. Excluding these contracts, our year-over-year cloud subscription CARR growth was 48% for the six months ended June 30, 2015.

(4)
Includes one large contract signed in the second quarter of 2013, two large contracts signed in the first quarter of 2014 and one large contract signed in the second quarter of 2014. Excluding these contracts, our year-over-year cloud subscription CARR growth was 26% for the six months ended June 30, 2014.

Geographic Mix

The following table shows the percentage of on-premises orders and cloud subscription CARR derived from each of our geographic regions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
On-premises orders:
Americas	65%	63%	70%	69%
Europe, Middle East, and Africa	26	27	24	23
Asia-Pacific	9	10	6	8

Cloud subscription CARR:
Americas	66%	77%	70%	80%
Europe, Middle East, and Africa	30	20	21	15
Asia-Pacific	4	3	9	5

Foreign Currency Impact on Profitability

Due to the continued strengthening of the US dollar against international currencies, we recognized $3.8 million and $5.7 million less in revenue for the three and six months ended June 30, 2015, respectively, than we would have utilizing foreign exchange rates in effect during the prior year periods. Since we operate in many international locations, the year-over-year change in foreign exchange rates positively impacted the expenses we recorded for the three and six months ended June 30, 2015, resulting in a net negative impact on operating income of $600,000 and $650,000 for the three and six months ended June 30, 2015, respectively.

Outlook for 2015

As our business continues to shift towards the licensing of cloud solutions, and revenues related to these licenses are recognized over the contract period, we have reported and may continue to report periods of operating losses. We are currently projecting a non-GAAP net operating loss for 2015 of approximately $4 to $5 million, reflecting the continued increase of cloud orders, as well as increases in investments in developing and deploying our cloud solution and increased spending to further expand our sales and marketing efforts through the remainder of 2015. There can be no assurance that our outlook for 2015 as provided in our Annual Report on Form 10-K for the year ended December 31, 2014, and as modified above or otherwise, will be achieved, and actual results may be materially and adversely different from our current projections.

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

Convertible Notes Issuance

In May 2015, we issued $150 million aggregate principal amount of 1.25% convertible senior notes (the "Notes") due June 1, 2020, unless earlier purchased by us or converted. Interest is payable semi-annually, in arrears, on June 1 and December 1 of each year. See Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our issuance of the Notes.

Comparison of Three and Six Months Ended June 30, 2015 and 2014

Revenues

Our revenues include: (i) recurring revenues; (ii) license and hardware revenues; and (iii) services revenues. These revenues are generated through direct sales to customers and through our partner channels.

Recurring revenues include renewals of the support fees from on-premises license agreements and revenues from our implemented cloud solutions. The support fees are recognized over the support period, generally between one and three years. Cloud subscription orders are typically for periods of up to five years; however, beginning in 2015, we have directed our sales team to focus on orders for shorter terms of approximately one year.

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

Revenues

			Percent of Total Revenues		Increase
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015 vs. 2014
	($ in thousands)
Recurring	$53,846	$44,617	55.9%	55.9%	21%
License and hardware	27,010	21,548	28.0	27.0	25
Services	15,475	13,665	16.1	17.1	13
Total revenues	$96,331	$79,830			21

			Percent of Total Revenues		Increase
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015 vs. 2014
	($ in thousands)
Recurring	$108,058	$88,026	58.1%	55.2%	23%
License and hardware	48,631	44,394	26.2	27.9	10
Services	29,117	26,858	15.7	16.9	8
Total revenues	$185,806	$159,278			17

Recurring Revenues

The breakdown of recurring revenues was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Support fees	$31,926	$30,732	$65,098	$61,088
Cloud subscriptions	21,920	13,885	42,960	26,938
Total	$53,846	$44,617	$108,058	$88,026

Support fees increased with the continued growth of our installed base of on-premises customers, and renewal rates were consistent between the 2015 and 2014 periods.

Cloud subscription revenues increased 58% and 59%, respectively, between the three and six month periods in 2015 and 2014. The increase was primarily due to new customer implementations as well as upgrades and additional subscriptions from existing customers. The net price per user per month for our primary offerings varies from period to period, but remained within a consistent range during the first six months of 2015 compared to the first six months of 2014.

Our unbilled future cloud subscription user revenues were $308.5 million and $224.8 million as of June 30, 2015 and 2014, respectively.  These unbilled cloud subscription revenues are not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not been invoiced to the customer.

License and Hardware Revenues

License and hardware revenues increased during both the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 primarily due to a 14% and a 17% increase, respectively, in on-premises orders received during the 2015 period compared to the corresponding period in 2014. Customers cited a number of reasons for choosing our on-premises solution, including the breadth of its functionality and scalability, financial considerations of paying upfront versus continuing to pay for a cloud service over time and a business preference to secure customer data on-premises. In addition, we recognized $5.5 million and $9.0 million of previously deferred on-premises orders during the three and six months ended June 30, 2015, respectively, compared to $3.6 million and $9.2 million during the same periods in 2014. Partially offsetting these increases were deferrals of $5.0 million and $13.8 million of on-premises revenues from product orders received that were not recognizable based on contract terms during the three and six months ended June 30, 2015, respectively, compared to deferrals of $4.8 million and $10.0 million for the same periods in 2014.

Services Revenues

Services revenues increased during both the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 primarily due to the 14% and 17% year-over-year increases in on-premises orders. On-premises orders typically involve deployments requiring longer professional services engagements than cloud orders, resulting in increased services revenues.

Total Revenues

Total revenues for the three and six months ended June 30, 2015 were negatively impacted by $3.8 million and $5.7 million, respectively, due to year-over-year changes in foreign exchange rates.

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

Costs of license and hardware revenues consist of hardware costs (including media servers, Interaction Gateway® appliances and Interaction SIP Stations™ that we develop, as well as servers, telephone handsets and gateways that we purchase and resell), royalties for third-party software and other technologies included in our solutions, as well as personnel costs and product distribution facility costs. These costs can fluctuate depending on which software solutions are licensed (including third-party software) and the dollar amount of orders for hardware and appliances.

Costs of services revenues consist primarily of compensation expenses for our professional services and educational personnel.

Costs of Revenues

			Percent of Total Revenues		Increase or (Decrease)
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015 vs. 2014
	($ in thousands)
Recurring	$19,253	$15,322	20.0%	19.2%	26%
License and hardware	6,552	6,690	6.8	8.4	(2)
Services	11,514	11,298	12.0	14.2	2
Total cost of revenues	$37,319	$33,310			12
Recurring revenue gross margin	64.2%	65.7%
License and hardware revenue gross margin	75.7%	69.0%
Services revenue gross margin	25.6%	17.3%

			Percent of Total Revenues		Increase or (Decrease)
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015 vs. 2014
	($ in thousands)
Recurring	$37,997	$29,380	20.4%	18.4%	29%
License and hardware	13,081	13,523	7.0	8.5	(3)
Services	22,765	21,815	12.3	13.7	4
Total cost of revenues	$73,843	$64,718			14
Recurring revenue gross margin	64.8%	66.6%
License and hardware revenue gross margin	73.1%	69.5%
Services revenue gross margin	21.8%	18.8%

Costs of Recurring Revenues

Costs of recurring revenues increased in both comparative periods primarily due to an increase in staffing to support our expanding customer base and the growing number of cloud deployments, as well as related increases in depreciation, telecommunications, data center and other related expenses as we continue to build the infrastructure to support our cloud deployments around the world. Additionally, of the total development costs capitalized related to PureCloud CollaborateSM, we began amortizing a small portion of those costs during the first quarter of 2015. We will begin amortizing additional development costs related to PureCloud Collaborate, PureCloud CommunicateSM and PureCloud EngageSM during the third quarter of 2015. The increase in cloud revenues resulted in increased gross margin on cloud subscriptions in both comparative periods. However, the gross margin on recurring revenue decreased overall due to the relative increase in cloud revenues which have a lower gross margin than support fees.

Costs of License and Hardware Revenues

Even though license and hardware revenues increased in the aggregate, costs of license and hardware revenues decreased in both comparative periods primarily due to a decrease in hardware revenues and a corresponding decrease in costs of hardware. Our license and hardware revenue gross margin increased due to an increase in software license revenues, which have a higher margin than hardware.

Costs of Services Revenues

Costs of services revenues increased in both comparative periods primarily due to an increase in compensation resulting from staff hired during the three and six months ended June 30, 2015 to meet the demand for our professional services engagements. Our services gross margin increased due to increases in revenues while maintaining expenses.

Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Gross Profit	$59,012	$46,520	$111,963	$94,560
Change from prior period	27%	(5)%	18%	(2)%
Gross margin	61.3%	58.3%	60.3%	59.4%

Gross margin increased during the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to improvement in cloud subscriptions and services gross margins resulting from an increased focus on cost control and slower growth in hiring personnel.

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

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal, professional fees and bad debt expense. We expect that general and administrative expenses will continue to increase as we continue to expand staffing and our infrastructure consistent with our growth strategy.

Operating Expenses

			Percent of Total Revenues		Increase
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015 vs. 2014
	($ in thousands)
Sales and marketing	$33,875	$30,753	35.2%	38.5%	10%
Research and development	16,694	15,906	17.3	19.9	5
General and administrative	12,204	11,374	12.7	14.2	7
Total operating expenses	$62,773	$58,033			8

			Percent of Total Revenues		Increase
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015 vs. 2014
	($ in thousands)
Sales and marketing	$64,984	$58,908	35.0%	37.0%	10%
Research and development	30,531	29,705	16.4	18.6	3
General and administrative	24,980	22,273	13.4	14.0	12
Total operating expenses	$120,495	$110,886			9

Sales and Marketing

Sales and marketing expenses increased in both comparative periods primarily due to increases in compensation expenses and other related expenses resulting from sales staffing increases.

Research and Development

Research and development expenses increased in both comparative periods primarily due to the utilization of Amazon Web Services to support the PureCloud Platform development and increased personnel expenses resulting from staff acquired through the OrgSpan acquisition. These increases were partially offset by higher capitalization of development costs for the PureCloud Platform. During the three and six months ended June 30, 2015, we capitalized $5.2 million and $10.8 million, respectively, of costs related to the development of the PureCloud Platform, compared to the capitalization of $2.7 million and $4.5 million during the same periods in 2014. Additionally, of the total development costs capitalized related to PureCloud CollaborateSM, we began amortizing a small portion of those costs during the first quarter of 2015, with such amortization included in costs of recurring revenue. We will begin amortizing additional development costs related to PureCloud Collaborate, PureCloud CommunicateSM and PureCloud EngageSM during the third quarter of 2015. We will continue to capitalize development costs related to other services provided under the PureCloud Platform and will begin amortizing such costs once those services are released for general availability.

General and Administrative

General and administrative expenses increased in both comparative periods primarily due to an increase in compensation costs resulting from staffing increases to support our overall growth in our business, as well as, for the six months ended June 30, 2015, increased bad debt expense during the first quarter of 2015 related primarily to one partner.

Other Income (Expense):

Interest Income (Expense), net

Interest income (expense), net, consists of interest earned from investments, receivables and interest-bearing cash accounts as well as interest expense related to our Notes issued in May 2015. Other income, which was not material in any periods reported, is also included.

Interest income (expense), net breakdown	Three Months Ended June 30,			Six Months Ended June 30,
	2015		2014	2015		2014
	($ in thousands)			($ in thousands)
Interest income on investments	$61		$174	$85		$364
Interest income on receivables	40		133	120		230
Other income	50		—	99		1
Interest expense	(741)	(1)	(32)	(746)	(1)	(38)
Total interest income (expense), net	$(590)		$275	$(442)		$557
______

(1)	Includes the interest accrual for the semi-annual coupon payment, amortization of the convertible notes discount and issuance costs, which are related to the Notes.

We invest in longer term investments with maturities up to three years to increase our overall yield on investments and monitor the allocation of funds in our investment accounts to maximize our return on investment within our established investment policy. We do not invest in subprime assets.

Return on investments	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015		2014
	($ in thousands)		($ in thousands)
Cash, cash equivalents, and investments (average)	$124,928	$95,464	$123,309		$96,906
Interest income on investments, net	61	174	134	(1)	364
Return on investments	0.05%	0.18%	0.11%	(1)	0.38%
______

(1)
Excludes a one-time reduction to interest income of approximately $49,000 related to the correction of an error in the amortized cost basis of an investment. This amount has been excluded in order to reflect the actual return on investments earned during the period.

Lower interest income for the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily due to lower interest rates on the investment vehicles that we utilized. We continue to review our investment options in an effort to increase our interest income while keeping our risk of losing principal to a minimum.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Other expense	$(232)	$(190)	$(559)	$(386)

Other expense increased during the three and six months ended June 30, 2015 compared to the same periods last year due to increased foreign currency losses on unhedged exposures.  We regularly review our foreign currency exposures for inclusion in our hedging program.

Income Tax Benefit

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Income tax benefit (expense)	$(501)	$4,630	$990	$6,793

Our effective tax rate, without the effect of discrete items, for the three and six months ended June 30, 2015 was 0.9% and (7.5)%, respectively, compared to 40.5% and 41.0%, respectively, for the same periods in 2014. During the three months ended June 30, 2015, we recorded $29,000 of expense related to discrete items. During the six months ended June 30, 2015, we recorded a net credit of $1.7 million related to discrete items, including a net credit of $1.9 million recorded during the first quarter of 2015 to correct an error in our valuation reserve for deferred tax assets. During the six months ended June 30, 2014, the Company recorded a $150,000 credit related to a discrete item, with no discrete items recorded during the three months ended June 30, 2014. With the effects of these discrete items, our effective tax rate was (11.7)% and 10.4% for the three and six months ended June 30, 2015, compared to 40.5% and 42.0% for the three and six months ended June 30, 2014. If the U.S. federal research and development tax credit is extended through 2015, our annual effective tax rate is expected to be 8.27%.  This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations, and certain income tax credits.

Net income before taxes for our foreign subsidiaries, under both the cost plus and reseller models, for the three and six months ended June 30, 2015 was $750,000 and $1.7 million, respectively, compared to $947,000 and $1.6 million, respectively, for the same periods in 2014. The recorded foreign tax expense for the three and six months ended June 30, 2015 was $171,000 and $400,000, respectively, compared to $195,000 and $348,000, respectively, for the same periods in 2014. Our foreign effective tax rate for the six months ended June 30, 2015 was 23.5%. During the first quarter of 2015, we recorded $219,000 in foreign tax expense related to a German tax audit. No additional discrete items were recorded for the three and six months ended June 30, 2015. The impact of our foreign effective income tax rates could become material as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

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

We determine our liquidity by combining cash and cash equivalents and short-term and long-term investments as shown in the table below. During the second quarter of 2015, we sold $150 million aggregate principal amount of the Notes. We used approximately $12.8 million of the net proceeds from the offering to pay the cost of the capped call transactions entered in connection with the pricing of the Notes. We intend to use the remainder of the net proceeds from the offering of the Notes for working capital and other general corporate purposes, and may also pursue acquisitions in the future. Based on our current expectations, we believe that our current liquidity position will be sufficient to satisfy our working capital requirements and current or expected obligations associated with our operations over the next 12 months. Our largest potential capital outlay in the future is expected to be related to purchases of data center infrastructure, facility buildouts, and information technology equipment.

	June 30, 2015	December 31, 2014
	($ in thousands)
Cash and cash equivalents	$179,940	$36,168
Short-term investments	1,109	20,041
Long-term investments	3,864	5,495
Total liquidity	$184,913	$61,704

We believe that the funds of Interactive Intelligence Group, Inc. and its subsidiaries that are held in foreign accounts can be transferred into the U.S. with limited tax consequences. Given our liquidity in the U.S., however, we do not have plans to repatriate earnings from our foreign subsidiaries. As of June 30, 2015, Interactive Intelligence Group, Inc. held a total of $2.0 million in its various foreign bank accounts and its foreign subsidiaries held a total of $20.0 million in their various bank accounts. The temporary difference related to unremitted earnings of our foreign affiliates as of June 30, 2015, that have not been subject to United States income taxation as dividends and are indefinitely invested outside the United States, was  $25.0 million. If we were to repatriate all of those earnings to Interactive Intelligence Group, Inc. in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $5.5 million.

The following table shows the U.S dollar equivalent of our foreign account balances for the stated periods:

	June 30, 2015	December 31, 2014
	($ in thousands)
Euro	$6,672	$5,501
Canadian dollar	4,601	4,894
British pound	3,813	2,759
Australian dollar	2,546	2,763
New Zealand dollar	1,458	2,446
South African rand	1,141	1,532
Other foreign currencies	2,159	1,542
Total	$22,390	$21,437

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Beginning cash and cash equivalents	$36,168	$65,881
Cash provided by operating activities	14,162	3,842
Cash used in investing activities	(2,765)	(38,078)
Cash provided by financing activities	132,375	2,889
Ending cash and cash equivalents	$179,940	$34,534
Days sales outstanding (DSO)	80	73

Cash flow from operations was  $14.2 million during the first six months of 2015 compared to $3.8 million during the same period in 2014. Cash flow from operations consists of our earnings adjusted for various non-cash expenses, such as depreciation and amortization, as well as balance sheet changes. Our cash flow from operations during the first six months of 2015 compared to 2014 was primarily affected by changes in prepaid expenses, other current assets and accounts receivable.

Prepaid expenses decreased during the first six months of 2015 and increased during the same period in 2014, resulting in increased cash flow from operations when comparing the two periods. Prepaid expenses for the first six months of 2014 included taxes related to the issuance of restricted stock units, prepaid commissions, prepaid marketing expenses and prepaid hardware.

Other current assets decreased during the first six months of 2015 and increased during the same period in 2014, resulting in increased cash flow from operations when comparing the two periods. The change year-over-year was primarily related to a change in tax related accounts due to the valuation allowance recorded in the fourth quarter of 2014.

Accounts receivable provided less operating cash flow during the first six months of 2015 compared with the same period in 2014. This decrease was primarily due to the timing of certain large premise orders received during 2015.

Cash used in investing activities decreased $35.0 million in the first six months of 2015 compared to the same period in 2014, primarily because we did not purchase any available-for-sale investments during the first six months of 2015. During the first six months of 2014, we purchased $32.2 million of available-for-sale investments. In addition, we spent $9.3 million in cash in 2014 related to the acquisition of OrgSpan, compared to no acquisitions during the first six months of 2015.

Cash provided by financing activities increased $131.5 million in the first six months of 2015 compared to the same period in 2014, primarily due to the issuance of the Notes during the second quarter of 2015.

Contractual Obligations

We have operating lease obligations and purchase obligations that are not recorded in our consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to FASB ASC Topic 840, Leases. These obligations include the operating leases of our world headquarters and the leases of several other locations for our offices in the United States and 20 other countries. For an updated Contractual Obligations table as of June 30, 2015, which also includes principal payments and estimated interest payments on the Notes, see Note 8 – Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in Note 8 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of June 30, 2015.
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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound, Canadian dollar, South African rand, Australian dollar, New Zealand dollar and the euro, among others. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our solutions more expensive and less competitive in foreign markets. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may price our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. As of June 30, 2015, we had outstanding hedging arrangements for the Euro, Japanese Yen, Swedish Krona and United States Dollar. For the three and six months ended June 30, 2015, we recorded  foreign currency losses of $233,000 and $560,000, respectively, primarily due to unhedged exposures.

For the three and six months ended June 30, 2015, approximately 19% and 21% of our revenues and 17% and 18% of our expenses, respectively, were denominated in a foreign currency. As of June 30, 2015, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or (losses), consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $8.2 million. A 10% change in foreign currency exchange rates would have changed the carrying value of these net assets by approximately $800,000 as of June 30, 2015, with a corresponding foreign currency gain (loss) recognized in our condensed consolidated statements of operations, if not hedged.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at June 30, 2015, the fair value of our portfolio would decrease by approximately $65,000.

In May 2015, we issued $150 million aggregate principal amount of Notes due June 1, 2020, unless earlier purchased by us or converted, which have a fixed 1.25% coupon rate. The fair value of the Notes will be impacted by a change in market interest rates. See Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our issuance of the Notes.

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Through June 30, 2015, no known data breaches or related events have occurred that, either individually or in the aggregate, were of a material nature that resulted in any material financial impact or any material loss or exposure of sensitive data.

We Incurred Indebtedness By Issuing Convertible Senior Notes, and Our Debt Repayment, Conversion and Repurchase Obligations May Adversely Affect Our Financial Condition and Cash Flows From Operations in the Future.
In May 2015, we issued $150.0 million aggregate principal amount of 1.25% convertible senior notes (the “Notes”) due June 1, 2020, unless earlier purchased or converted. Interest is payable semi-annually, in arrears, on June 1 and December 1 of each year, commencing on December 1, 2015. Our indebtedness may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate or other purposes. A portion of our cash flows from operations may have to be dedicated towards repaying the principal beginning in 2020 or earlier if necessary, or in the event the conditional conversion feature of the Notes is triggered, one or more holders elect to convert their notes and we settle all or a portion of our conversion obligation through the payment of cash. In addition, if the conditional conversion feature is triggered, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
In addition, holders of the Notes have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change, including, among other things, a change in control, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase Notes surrendered therefor.
Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We cannot control many of these factors. Our future operations may not generate sufficient cash to enable us to repay our debt. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to pay our indebtedness when due, we may be required to renegotiate the terms of the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that, in the future, we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.
The Accounting Method for Convertible Debt Securities That May Be Settled in Cash, Such As the Notes, Could Have a Material Effect on Our Reported Financial Results.

FASB ASC Subtopic 470-20 ("FASB ASC 470-20"), Debt with Conversion and Other Options, requires an entity to separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s non-convertible debt interest rate. Accordingly, the equity component of the Notes is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet at the issuance date, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to recognize a greater amount of non-cash interest expense in our consolidated income statements in the current and future periods presented as a result of the amortization of the discounted carrying value of the Notes to their principal amount over the term of the Notes. We will report lower net income (or greater net losses) in our consolidated financial results because FASB ASC 470-20 will require interest to include both the current period’s amortization of the original issue discount and the instrument’s convertible cash coupon. This could adversely affect our future consolidated financial results, the trading price of our common stock and the trading price of the Notes.
In addition, under certain circumstances, in calculating earnings per share, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares of our common stock issuable upon conversion of the Notes, if any, are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, diluted earnings per share is calculated as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, were issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, if any, then our diluted consolidated earnings per share would be adversely affected.
The Capped Call Transactions May Affect the Value of the Notes and Our Common Stock.
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, upon any conversion of any Notes, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedge of the capped call transactions, the option counterparties and/or their respective affiliates entered into various derivative transactions with respect to our common stock. This activity or any reduction in such continued activity could affect the market price of our common stock or the Notes.
In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect our ability to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of Notes, it could affect the number of shares issuable upon conversion of the Notes. We cannot predict what effect the capped call transactions could have on the price of our common stock.
Conversion of the Notes May Dilute the Ownership Interest of Existing Shareholders, Including Holders Who Had Previously Converted Their Notes, or May Otherwise Depress the Price of Our Common Stock.
The conversion of the Notes into shares of our common stock, to the extent that we choose not to deliver all cash for the conversion value, will dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon conversion of the Notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants due to this dilution or may facilitate trading strategies involving the Notes and our common stock.

Item 6. Exhibits

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation of the Company, as currently in effect	S-4/A (Registration No.333-173435)	Annex II to the Proxy Statement / Prospectus	4/27/2011

3.2	Amended By-Laws of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex III to the Proxy Statement / Prospectus	4/27/2011

4.1	Indenture with respect to the Company's 1.25% Convertible Senior Notes due 2020, dated as of May 26, 2015, between the Company and U.S. Bank National Association, as trustee	8-K	4.1	5/26/2015

4.2	Form of $150,000,000 aggregate principal amount of 1.25% Convertible Senior Notes due 2020 (included in Exhibit 4.1 hereto)	8-K	4.2	5/26/2015

10.1	Amendment to Stock Option Award Agreements, dated as of May 6, 2015, between the Company and Stephen R. Head	10-Q	10.2	5/11/2015

10.2	Other Stock-Based Award Agreement, dated as of May 6, 2015, between the Company and Stephen R. Head	10-Q	10.3	5/11/2015

10.3	Purchase Agreement, dated May 19, 2015, among the Company, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several initial purchasers named therein	8-K	10.1	5/26/2015

10.4	Form of Capped Call Confirmation between the Company and each Option Counterparty	8-K	10.2	5/26/2015

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following materials from Interactive Intelligence Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting language):  (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Comprehensive Loss; (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements
X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: August 7, 2015	By: /s/ Ashley A. Vukovits
Ashley A. Vukovits Chief Financial Officer, Senior Vice President of Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)