Form 10-Q
period 2015-09-30
Interactive Intelligence Group, Inc.
filed 2015-11-06
CIK 1517650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2015, there were 21,700,835 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2015 and December 31, 2014
(in thousands, except share amounts)

	September 30, 2015	December 31, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$93,044	$36,168
Short-term investments	53,519	20,041
Accounts receivable, net of allowance for doubtful accounts
of $1,378 at September 30, 2015 and $1,052 at December 31, 2014	92,458	87,413
Prepaid expenses	33,109	29,417
Other current assets	14,785	14,655
Total current assets	286,915	187,694
Long-term investments	33,147	5,495
Property and equipment, net	46,002	44,785
Capitalized software, net	44,411	33,598
Goodwill	41,668	43,732
Intangible assets, net	14,925	16,517
Other assets, net	6,080	6,902
Total assets	$473,148	$338,723
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$11,106	$10,236
Accrued liabilities	14,393	18,299
Accrued compensation and related expenses	19,499	19,211
Deferred license and hardware revenues	10,474	5,945
Deferred recurring revenues	81,928	76,647
Deferred services revenues	11,423	9,925
Total current liabilities	148,823	140,263
Convertible notes	116,466	—
Long-term deferred revenues	17,358	18,158
Deferred tax liabilities, net	2,405	2,437
Other long-term liabilities	6,960	7,135
Total liabilities	292,012	167,993
Shareholders' equity:
Common stock, $0.01 par value; 100,000,000 authorized;
21,684,072 issued and outstanding at September 30, 2015,
21,278,858 issued and outstanding at December 31, 2014	217	213
Additional paid-in capital	230,309	196,691
Accumulated other comprehensive loss, net of tax	(10,482)	(5,561)
Accumulated deficit	(38,908)	(20,613)
Total shareholders' equity	181,136	170,730
Total liabilities and shareholders' equity	$473,148	$338,723

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014
(in thousands, except share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Recurring	$59,228	$48,095	$167,286	$136,121
License and hardware	22,668	27,764	71,299	72,158
Services	15,473	13,603	44,590	40,461
Total revenues	97,369	89,462	283,175	248,740
Costs of revenues (1)(2):
Costs of recurring	21,626	16,816	59,623	46,196
Costs of license and hardware	5,777	7,109	18,858	20,632
Costs of services	11,318	11,550	34,083	33,365
Total costs of revenues	38,721	35,475	112,564	100,193
Gross profit	58,648	53,987	170,611	148,547
Operating expenses (1)(2):
Sales and marketing	32,400	30,651	97,384	89,559
Research and development	20,536	15,528	51,067	45,233
General and administrative	11,894	11,272	36,874	33,544
Total operating expenses	64,830	57,451	185,325	168,336
Operating loss	(6,182)	(3,464)	(14,714)	(19,789)
Other (expense) income:
Interest (expense) income, net	(1,963)	274	(2,405)	831
Other expense	(424)	(279)	(983)	(665)
Total other (expense) income	(2,387)	(5)	(3,388)	166
Loss before income taxes	(8,569)	(3,469)	(18,102)	(19,623)
Income tax (expense) benefit	(1,183)	1,326	(193)	8,119
Net loss	$(9,752)	$(2,143)	$(18,295)	$(11,504)
Net loss per share:
Basic	$(0.45)	$(0.10)	$(0.85)	$(0.55)
Diluted	(0.45)	(0.10)	(0.85)	(0.55)
Shares used to compute net loss per share:
Basic	21,664	20,904	21,568	20,851
Diluted	21,664	20,904	21,568	20,851

(1) Amounts include amortization of purchased intangibles from business combinations, as follows:
Costs of license and hardware	$178	$177	$532	$363
General and administrative	439	472	1,330	1,420
Total intangible amortization expense	$617	$649	$1,862	$1,783

(2) Amounts include stock-based compensation expense, as follows:
Costs of recurring revenues	$484	$385	$1,470	$1,059
Costs of services revenues	183	117	476	338
Sales and marketing	1,199	1,248	2,914	3,381
Research and development	1,663	741	3,445	3,047
General and administrative	1,218	851	3,311	2,453
Total stock-based compensation expense	$4,747	$3,342	$11,616	$10,278
See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(9,752)	$(2,143)	$(18,295)	$(11,504)
Other comprehensive loss:
Foreign currency translation adjustment	(2,215)	(2,641)	(5,024)	(1,985)
Net unrealized investment gain (loss) - net of tax	53	(95)	103	(121)
Comprehensive loss	$(11,914)	$(4,879)	$(23,216)	$(13,610)

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2015
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2014	21,279	$213	$196,691	$(5,561)	$(20,613)	$170,730
Stock-based compensation expense	—	—	12,913	—	—	12,913
Exercise of stock options	131	4	2,465	—	—	2,469
Issuances of common stock	61	—	1,215	—	—	1,215
Tax withholding on restricted stock unit awards	153	—	(3,476)	—	—	(3,476)
Issuance of retirement plan shares	60	—	2,523	—	—	2,523
Equity component of convertible notes	—	—	31,756	—	—	31,756
Equity component of convertible notes issuance cost	—	—	(1,028)	—	—	(1,028)
Payment for capped call premiums	—	—	(12,750)	—	—	(12,750)
Net loss	—	—	—	—	(18,295)	(18,295)
Foreign currency translation adjustment	—	—	—	(5,024)	—	(5,024)
Net unrealized investment loss	—	—	—	103	—	103
Balances, September 30, 2015	21,684	$217	$230,309	$(10,482)	$(38,908)	$181,136

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(18,295)	$(11,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	12,586	11,376
Amortization	5,664	1,783
Other non-cash items	(3,053)	(520)
Stock-based compensation expense	11,616	10,278
Deferred income taxes	(32)	(7,906)
Amortization (accretion) of investment premium (discount)	(866)	193
Loss on disposal of fixed assets	48	40
Amortization of convertible notes issuance costs	229	—
Amortization of convertible notes discount	1,819	—
Changes in operating assets and liabilities:
Accounts receivable	(5,045)	9,480
Prepaid expenses	(3,681)	(6,663)
Other current assets	(130)	(5,004)
Accounts payable	870	570
Accrued liabilities	(568)	487
Accrued compensation and related expenses	288	927
Deferred license and hardware revenues	4,704	(3,957)
Deferred recurring revenues	5,150	1,431
Deferred services revenues	654	(5,963)
Other assets and liabilities	647	1,887
Net cash provided by (used in) operating activities	12,605	(3,065)
Investing activities:
Sales of available-for-sale investments	22,159	35,350
Purchases of available-for-sale investments	(82,321)	(32,967)
Purchases of property and equipment	(14,470)	(17,072)
Capitalized software	(13,849)	(13,320)
Acquisitions, net of cash acquired	—	(9,173)
Unrealized loss (gain) on investment	1	(35)
Net cash used in investing activities	(88,480)	(37,217)
Financing activities:
Proceeds from issuance of convertible notes	150,000	—
Payment for convertible notes issuance costs	(4,674)	—
Payment for capped call premiums	(12,750)	—
Principal payments on capital lease obligations	(33)	—
Proceeds from stock options exercised	2,469	6,454
Proceeds from issuance of common stock	1,215	914
Tax withholding on restricted stock unit awards	(3,476)	(2,704)
Net cash provided by financing activities	132,751	4,664
Net increase (decrease) in cash and cash equivalents	56,876	(35,618)
Cash and cash equivalents, beginning of period	36,168	65,881
Cash and cash equivalents, end of period	$93,044	$30,263
Cash paid during the period for:
Interest	$59	$—
Income taxes	897	2,389
Other non-cash item:
Purchase of property and equipment payable at end of period	187	2,944
See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2015 and 2014 (unaudited)

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

In April 2015, the FASB issued FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the debt liability instead of presenting the debt issuance costs as a separate asset. Public business entities must apply the new requirements in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. The Company elected to early adopt FASB ASU 2015-03 in the second quarter of 2015 and has presented convertible notes issuance costs as a direct deduction from the convertible notes liability in the accompanying balance sheet as of September 30, 2015.

In May 2014, the FASB issued FASB ASU No. 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. FASB ASU 2014-9 will replace most existing U.S. GAAP revenue recognition guidance when it becomes effective. As originally issued, the new standard was to become effective for the Company on January 1, 2017, and early adoption is not permitted.  In August 2015, the FASB issued FASB ASU No. 2015-14. Deferral of the Effective Date, which declared a one-year deferral of the effective date of the new revenue recognition standard. As a result, the new standard will become effective for the Company beginning with the first quarter of 2018. FASB ASU 2014-9 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that FASB ASU 2014-9 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the guidance on its ongoing financial reporting.

The Company capitalizes costs related to its PureCloud PlatformSM and certain projects described below for internal use in accordance with FASB Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Once a solution has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The capitalization of costs ceases upon completion of all substantial testing. Costs incurred in the preliminary stages of development, maintenance and training costs are expensed as incurred. During the three and nine months ended September 30, 2015, the Company capitalized $900,000 and $11.7 million, respectively, of costs related to the development of its PureCloud Platform, compared to the capitalization of $5.1 million and $9.6 million during the same periods in 2014. Of the total development costs capitalized related to PureCloud CollaborateSM, the Company began amortizing a small portion of those costs during the first quarter of 2015, with such amortization included in costs of recurring revenue. The Company began amortizing additional development costs related to PureCloud Collaborate, PureCloud CommunicateSM and PureCloud EngageSM during the third quarter of 2015. The Company will continue to capitalize development costs related to new PureCloud offerings and will begin amortizing such costs once those offerings are released for general availability.

Additionally, the Company is implementing new business systems to meet its internal business needs. The Company has no plans to market such software externally. During the three and nine months ended September 30, 2015, the Company capitalized $500,000 and $3.5 million, respectively, of costs associated with development and implementation of these systems, compared to the capitalization of $500,000 and $1.9 million during the same periods in 2014.

During the three and nine months ended September 30, 2015, there were no other material changes to the Company’s significant accounting policies or critical accounting estimates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss, as reported (A)	$(9,752)	$(2,143)	$(18,295)	$(11,504)
Weighted average shares of common stock outstanding (B)	21,664	20,904	21,568	20,851
Dilutive effect of employee stock options and RSUs	—	—	—	—
Common stock and common stock equivalents (C)	21,664	20,904	21,568	20,851
Net loss per share:
Basic (A/B)	$(0.45)	$(0.10)	$(0.85)	$(0.55)
Diluted (A/C)	(0.45)	(0.10)	(0.85)	(0.55)

The Company’s calculation of diluted net loss per share for the three and nine months ended September 30, 2015 excludes RSUs and stock options to purchase approximately 404,000 and 368,000 shares of the Company’s common stock, respectively, compared to 1.2 million and 1.0 million shares during the same periods in 2014.

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheets, measured at fair value as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at September 30, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Cash	$80,585	$80,585	$—	$—
Money market funds	12,459	12,459	—	—
Total	$93,044	$93,044	$—	$—
Short-term investments:
Agency bonds	$32,029	$—	$32,029	$—
Corporate notes	21,490	—	21,490	—
Total	$53,519	$—	$53,519	$—
Long-term investments:
Corporate notes	$33,147	$—	$33,147	$—
Total	$33,147	$—	$33,147	$—

	Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Cash	$34,452	$34,452	$—	$—
Money market funds	1,716	1,716	—	—
Total	$36,168	$36,168	$—	$—
Short-term investments:
Corporate notes	$19,241	$—	$19,241	$—
Commercial paper	800	—	800	—
Total	$20,041	$—	$20,041	$—
Long-term investments:
U.S. government securities	$1,000	$1,000	$—	$—
Corporate notes	4,495	$—	4,495	—
Total	$5,495	$1,000	$4,495	$—

5.	ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company evaluates the creditworthiness of its customers and partners on a periodic basis and generally does not require collateral. The Company records unbilled accounts receivable, which represents amounts recognized as revenues for invoices that have not yet been sent to customers. This balance fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the work performed is ahead of the billing milestones related to a services engagement, unbilled accounts receivable will be recorded. The balance of unbilled accounts receivable recorded within accounts receivable on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 was $9.9 million and $8.0 million, respectively.

In addition, the Company records deferred revenues, which represent cash collections for which the Company cannot yet recognize revenues. The balance of deferred revenues also fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the billing milestones and related cash collections occur prior to the product or service being delivered, deferred revenues will be recorded. The balance of deferred revenues recorded on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 was $121.2 million and $110.7 million, respectively.

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of September 30, 2015 or December 31, 2014 or for more than 10% of the Company’s revenues for the three and nine months ended September 30, 2015 or 2014. The Company’s top five partners collectively represented 13% and 17% of the Company’s accounts receivables balance at September 30, 2015 and December 31, 2014, respectively.

6.	STOCK-BASED COMPENSATION

Stock Option Plan

The Company’s  2006 Equity Incentive Plan, as amended and as assumed by Interactive Intelligence Group, Inc. (the “2006 Plan”) authorizes the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans. At the Company’s 2013 Annual Meeting of Shareholders held on May 22, 2013, the Company’s shareholders approved an amendment to the 2006 Plan which increased the number of shares available for issuance under the 2006 Plan by 2,000,000 shares. A maximum of 9,050,933 shares are available for delivery under the 2006 Plan. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant. As of September 30, 2015, there were 1,548,731 shares of stock available for issuance for equity compensation awards under the 2006 Plan.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”) for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense by category:
Costs of recurring revenues	$484	$385	$1,470	$1,059
Costs of services revenues	183	117	476	338
Sales and marketing	1,199	1,248	2,914	3,381
Research and development	1,663	741	3,445	3,047
General and administrative	1,218	851	3,311	2,453
Total stock-based compensation expense	$4,747	$3,342	$11,616	$10,278
Effect of stock-based compensation expense on net loss per share:
Basic	$(0.22)	$(0.16)	$(0.54)	$(0.49)
Diluted	(0.22)	(0.16)	(0.54)	(0.49)

During the three and nine months ended September 30, 2015, the Company capitalized $100,000 and $1.3 million, respectively, of stock-based compensation expense related to capitalized software, compared to $931,000 of stock-based compensation expenses that were capitalized during the three and nine months ended September 30, 2014.

Stock Option and RSU Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model.

There were no stock options granted during the first nine months of 2015. The weighted-average estimated per option value of non-performance-based and performance-based options granted under the 2006 Plan during the nine months ended September 30, 2014 used the following assumptions:

Nine Months Ended September 30,
Valuation assumptions for non-performance-based options:	2014
Dividend yield	—%
Expected volatility	60.86%
Risk-free interest rate	1.43%
Expected life of option (in years)	4.00

Nine Months Ended September 30,
Valuation assumptions for performance-based options:	2014
Dividend yield	—%
Expected volatility	59.51%
Risk-free interest rate	1.60%
Expected life of option (in years)	4.50

Nine Months Ended September 30,
Valuation assumptions for annual director options:	2014
Dividend yield	—%
Expected volatility	61.70%
Risk-free interest rate	1.17%
Expected life of option (in years)	4.00

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the nine months ended September 30, 2015:

	Options	Weighted-Average Exercise Price
Balances, beginning of year	1,350,799	$32.95
Options granted	—	—
Options exercised	(131,834)	18.70
Options cancelled, forfeited or expired	(35,977)	47.61
Options outstanding	1,182,988	34.09
Option price range	$ 6.66 - 66.39
Weighted-average fair value of options granted	$—
Options exercisable	883,432	$30.06

The following table sets forth information regarding the Company’s stock options outstanding and exercisable as of September 30, 2015:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.66	—	$18.90	51,225	0.66	$13.17	51,225	$13.17
19.66	—	19.66	218,130	0.46	19.66	218,130	19.66
19.77	—	22.92	3,400	1.64	21.76	2,150	21.09
24.50	—	24.50	224,379	2.48	24.50	154,379	24.50
25.00	—	30.92	63,250	2.55	27.06	49,500	26.72
32.33	—	32.33	182,250	1.49	32.33	176,625	32.33
32.53	—	37.76	60,500	2.14	33.36	48,000	33.31
39.97	—	39.97	137,905	3.56	39.97	62,471	39.97
48.12	—	66.21	87,000	4.14	50.30	81,750	49.33
66.39	—	66.39	154,949	4.44	66.39	39,202	66.39
Total shares/average price			1,182,988	2.36	$34.09	883,432	$30.06

The total intrinsic value of options exercised during the quarter ended ended September 30, 2015 was $3.2 million. The aggregate intrinsic value of options outstanding as of September 30, 2015 was $4.4 million and the aggregate intrinsic value of options currently exercisable as of September 30, 2015 was $4.0 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $29.71 as of September 30, 2015, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2015 represented approximately 467,884 shares with a weighted average exercise price of $21.12.

As of September 30, 2015, there was $5.2 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over the weighted average remaining vesting period of 1.48 years.

The following table sets forth a summary of RSU activity for the nine months ended September 30, 2015:

	Awards	Weighted- Average Grant Date Price
Balances, beginning of year	592,364	$50.24
RSUs granted	490,155	43.16
RSUs vested	(231,003)	46.23
RSUs forfeited	(61,505)	48.63
RSUs outstanding	790,011	47.14

As of September 30, 2015, there was $32.6 million of total unrecognized compensation expense related to non-vested RSUs. This expense is expected to be recognized over the weighted average remaining vesting period of 2.53 years.

7.	INCOME TAXES

The Company’s effective tax rate, without the effect of discrete items, for the three and nine months ended September 30, 2015 was (12.7)% and (10.0)%, respectively, compared to 38.2% and 40.6%, respectively, for the same periods in 2014.  During the three months ended September 30, 2015, the Company recorded $101,000 of expense related to discrete items. During the nine months ended September 30, 2015, the Company recorded a net credit of $1.6 million related to discrete items, including a net credit of $1.9 million recorded during the first quarter of 2015 to correct an error in the Company's valuation reserve for deferred tax assets. The error is not considered material to the current or previously reported results. During the nine months ended September 30, 2014, the Company recorded a $150,000 credit related to a discrete item, and no discrete items were recorded during the three months ended September 30, 2014. With the effects of these discrete items, the Company’s effective tax rate was (13.9)% and (1.1)% for the three and nine months ended September 30, 2015, compared to 38.2% and 41.4% for the three and nine months ended September 30, 2014. The Company’s effective tax rate for the three and nine months ended September 30, 2015 was lower than the federal statutory tax rate of 35.0% primarily due to the allocation of book operating results between the U.S. and foreign entities and the impact of permanent tax differences on pre-tax operating results during the three and nine months ended September 30, 2015. In addition, we recorded a full U.S. valuation allowance in the fourth quarter of 2014 to reduce the carrying value of the Company's deferred tax assets and are no longer recognizing an income tax benefit for U.S. losses.

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

Contractual Obligations

The following amounts set forth in the table are as of September 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Convertible notes	$159,405	$1,905	$3,750	$153,750	$—
Capital lease obligations	548	245	303	—	—
Operating lease obligations	96,009	3,850	26,716	19,404	46,039
Purchase obligations	11,580	6,255	5,325	—	—
Verint agreement	5,000	250	1,250	3,500	—
Other obligations	1,702	—	—	1,702	—
Total	$274,244	$12,505	$37,344	$178,356	$46,039

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

The capital lease obligations set forth in the Contractual Obligations table represent future payments on leases classified as capital leases and disclosed pursuant to FASB ASC 840. The obligations include capital leases of hardware and software assets with initial lease terms of up to three years.

Also set forth in the Contractual Obligations table are contingent amounts payable to Verint Americas Inc. ("Verint") in accordance with the terms of an agreement between the Company and Verint, entered into effective March 6, 2015, with an initial term of five years. Under the terms of the agreement, Verint granted to the Company limited rights to sell Verint product and the Company agreed to pay Verint license fees. If sales of Verint product are not maintained at levels as stated in the agreement, the Company could potentially owe Verint up to $5 million. No accrual has been recorded as of September 30, 2015, as the Company anticipates selling at least the minimum amounts of Verint product set forth in the agreement.

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

Professional fees related to this acquisition and recognized as of September 30, 2015 totaled $613,000, and included transaction costs such as legal, accounting, and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations for the periods incurred. All of these costs were incurred and recognized during 2014.

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

Intangible assets acquired resulting from this acquisition consisted of technology, which is amortized on a straight-line basis. The following sets forth the current net book value of technology acquired and its original economic useful life (dollars in thousands):

	As of September 30, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Technology	$5,766	$817	$4,949	10

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

The Company records the fair value of its outstanding hedge contracts in other current assets and accrued liabilities depending upon the market value of the forward contracts at each balance sheet date.  The following table summarizes the notional amount and fair value of the Company’s outstanding currency contracts at September 30, 2015 and December 31, 2014, respectively (in thousands):

	USD Equivalent Notional Amount
	September 30, 2015	December 31, 2014
Euro	$2,915	$3,041
Japanese Yen	1,501	—
US Dollar	600	600
Swedish Krona	119	249
Australian Dollar	—	738
Total	$5,135	$4,628

	Fair Value USD (1)
	September 30, 2015	December 31, 2014
Derivative Asset	$32	$17
___________

(1)	The fair value measurement of these derivative contracts falls within Level 2 of the fair value hierarchy as defined in FASB ASC 820. See Note 4 - Investments for further information.

During the three and nine months ended September 30, 2015, the Company recorded a hedging loss of $139,000 and a hedging gain of $281,000, respectively, compared to a hedging gain of $305,000 and a hedging loss of $82,000 for the same periods last year.

In May 2015, the Company issued $150 million aggregate principal amount of its 1.25% convertible senior notes (the "Notes") due June 1, 2020, unless earlier purchased by the Company or converted. In connection with the pricing of the Notes, the Company entered into privately-negotiated capped call transactions (the "capped call transactions") with each of Morgan Stanley & Co. LLC, JPMorgan Chase Bank, National Association, London Branch and Royal Bank of Canada. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of the Company's common stock that underlie the Notes. The Company used approximately $12.8 million of the net proceeds from the issuance of the Notes to pay the cost of the capped call transactions. The strike price of the purchased call option is the same as the initial conversion price per share of the Notes of $61.24. The capped call transactions have an initial cap price of $79.38 per share. These capped call transactions are recorded within equity on the condensed consolidated balance sheet as of September 30, 2015 and are not remeasured as long as they continue to meet the conditions for equity classification.

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

In connection with the pricing of the Notes, the Company entered into capped call transactions. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of the Company's common stock that underlie the Notes. The Company used approximately $12.8 million of the net proceeds from the issuance of the Notes to pay the cost of the capped call transactions. The strike price of the purchased call option is the same as the initial conversion price per share of the Notes of $61.24. The capped call transactions have an initial cap price of $79.38 per share. These capped call transactions are recorded within equity on the condensed consolidated balance sheet as of September 30, 2015 and are not remeasured as long as they continue to meet the conditions for equity classification.

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

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(In thousands)				September 30, 2015	December 31, 2014
1.25% Convertible Senior Notes	$150,000	$31,756	(1)	$116,466	$—
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

The Notes consisted of the following (in thousands):

	As of
	September 30, 2015	December 31, 2014
Liability component:
1.25% Convertible Senior Notes (1)	$150,000	$—
Less: convertible notes discount, net (2)	(29,937)	—
Less: convertible notes issuance costs (2)	(3,597)	—
Net carrying amount	$116,466	$—
___________
(1) The effective interest rate of the Notes is 6.25%. The interest rate is based on the interest rates of similar liabilities at the time of issuance that did not have an associated convertible feature.
(2) Included in the condensed consolidated balance sheet as of September 30, 2015 within convertible notes and is amortized over the term of the Notes using the effective interest rate method.

The total estimated fair value of the Notes at September 30, 2015 was $121.2 million. The fair value was determined based on inputs that are observable in the market (Level 2) and was based on the closing trading price per $100 of the Notes as of the last day of trading for the third quarter of 2015.

Based on the closing price of the Company’s common stock of $29.71 on September 30, 2015, the if-converted value of the Notes fell below the principal amount by approximately $77.2 million. Based on the terms of the Notes, the Notes were not convertible at any time during the three or nine months ended September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The following will be discussed and analyzed:

•	Forward-Looking Information

•	Overview

•	Revenue, Order Trends, Outlook and Business Highlights

•	Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by the use of such verbs as “expects,” “anticipates,” “believes,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar verbs or conjugations of such verbs. This forward-looking information includes but is not limited to statements regarding our plans, objectives, expectations, intentions, future financial performance (including our outlook for 2015 and beyond), future financial condition and other statements that are not historical facts. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, worldwide economic conditions and their impact on customer purchasing decisions; rapid technological changes and competitive pressures in the industry; our profitability; and our ability to: manage successfully our growth, meet debt service requirements, manage successfully our increasingly complex third-party relationships resulting from the software and hardware components being licensed or sold with our solutions, maintain successful relationships with certain suppliers which may be impacted by the competition in the technology industry, maintain successful relationships with our current and any new partners, maintain and improve our current products, develop new products, protect our proprietary rights and sensitive customer information adequately, successfully integrate acquired businesses and improve our brand and name recognition, as well as other factors set forth in our Securities and Exchange Commission (“SEC”) filings.

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

Our management monitors certain key measures to assess our financial results. In particular, we track trends in recurring revenues as well as on-premises orders, the annual contract values of cloud subscriptions, overage fees from cloud subscriptions and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are controlling costs. We also regularly examine operating cash flow and free cash flow, which we define as operating cash flow less capital expenditures. Trends in revenue, operating expenses and net income will affect cash flow, as will other factors such as cash collections on accounts receivables, cash used for vendor payments and capital expenditures. For additional discussions regarding trends, see “Revenue,  Order Trends, Outlook and Business Highlights,” “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014” and "Liquidity and Capital Resources" below.

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

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss, as reported	$(9,752)	$(2,143)	$(18,295)	$(11,504)
Purchase accounting adjustments:
Increase to revenues	2	4	8	14
Reduction of operating expenses:
Customer relationships	387	427	1,171	1,285
Acquired technology	178	177	532	363
Non-compete agreements	53	45	159	135
Acquisition costs	—	10	1	610
Total	620	663	1,871	2,407
Non-cash stock-based compensation expense:
Costs of recurring revenues	484	385	1,470	1,059
Costs of services revenues	183	117	476	338
Sales and marketing	1,199	1,248	2,914	3,381
Research and development	1,663	741	3,445	3,047
General and administrative	1,218	851	3,311	2,453
Total	4,747	3,342	11,616	10,278
Amortization of convertible notes discount and issuance costs	1,535	—	2,047	—
Non-GAAP income tax expense adjustment	1,899	(1,606)	1,254	(5,016)
Non-GAAP net (loss) income	$(951)	$256	$(1,507)	$(3,835)

Operating loss, as reported	$(6,182)	$(3,464)	$(14,714)	$(19,789)
Purchase accounting adjustments	620	663	1,871	2,407
Non-cash stock-based compensation expense	4,747	3,342	11,616	10,278
Non-GAAP operating (loss) income	$(815)	$541	$(1,227)	$(7,104)

Diluted loss per share, as reported	$(0.45)	$(0.10)	$(0.85)	$(0.55)
Purchase accounting adjustments	0.03	0.03	0.09	0.12
Non-cash stock-based compensation expense	0.22	0.16	0.54	0.49
Amortization of convertible notes discount and issuance costs	0.07	—	0.09	—
Non-GAAP income tax expense adjustment	0.09	(0.08)	0.06	(0.24)
Non-GAAP diluted (loss) income per share	$(0.04)	$0.01	$(0.07)	$(0.18)

Revenue, Order Trends, Outlook and Business Highlights

The tables below show our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2014, 2013 and 2012 and the percentage change over the prior year period, and a summary of on-premises orders received and cloud subscription annual contract values (“ACV”) during the three and nine months ended September 30, 2015 and 2014. ACV is the annual minimum dollar value of cloud subscription revenues from contracts signed during the applicable period.

Period	Revenues	Year-over-Year Growth %
Three Months Ended:
September 30, 2015	$97.4	9%
June 30, 2015	96.3	21
March 31, 2015	89.5	13
December 31, 2014	92.6	2
September 30, 2014	89.5	15

Year Ended December 31:
2014	$341.3	7%
2013	318.2	34
2012	237.4	13

On-Premises Orders and Cloud Subscription Annual Contract Values (ACV)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Increase (decrease) in dollar amount from prior year period:
On-premises orders	(14)%		(9)%		6%		(14)%
Cloud subscription ACV	(34)%	(1)	89%	(2)	(19)%	(3)	30%	(4)
Number of new on-premises customers	30		43		107		124
Number of new cloud subscription customers	39		28		91		71
Total orders greater than $250,000	50		56		128		129
______

(1)	Includes one large contract signed in the third quarter of 2014. Excluding this contract, cloud subscription ACV growth was 4%.

(2)	Includes one large contract signed in the third quarter of 2014. Excluding this contract, cloud subscription ACV growth was 20%.

(3)
Includes two large contracts signed in the first quarter of 2014, one large contract signed in the second quarter of 2014, and one large contract signed in the third quarter of 2014. Excluding these contracts, cloud subscription ACV growth was 28%.

(4)
Includes one large contract signed in the second quarter of 2013, two large contracts signed in the first quarter of 2014, one large contract signed in the second quarter of 2014, and one large contract signed in the third quarter of 2014. Excluding these contracts, cloud subscription ACV growth was 23%.

Geographic Mix

The following table shows the percentage of on-premises orders and cloud subscription ACV derived from each of our geographic regions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
On-premises orders:
Americas	78%	77%	72%	72%
Europe, Middle East, and Africa	16	15	22	20
Asia-Pacific	6	8	6	8

Cloud subscription ACV:
Americas	74%	87%	71%	84%
Europe, Middle East, and Africa	18	7	20	11
Asia-Pacific	8	6	9	5

Foreign Currency Impact on Profitability

Due to the continued strengthening of the US dollar against international currencies, we recognized $4.0 million and $9.7 million less in revenue for the three and nine months ended September 30, 2015, respectively, than we would have utilizing foreign exchange rates in effect during the prior year periods. Since we operate in many international locations, the year-over-year change in foreign exchange rates positively impacted the expenses we recorded for the three and nine months ended September 30, 2015, resulting in a net negative impact on operating income of $500,000 and $1.2 million for the three and nine months ended September 30, 2015, respectively.

Outlook for 2015

As our business continues to shift towards the licensing of cloud solutions, and revenues related to these licenses are recognized over the contract period, we have reported and may continue to report periods of operating losses. We are currently projecting non-GAAP operating income in the range of $500,000 to $1.3 million for the full year of 2015. There can be no assurance that our outlook for 2015 as provided in our Annual Report on Form 10-K for the year ended December 31, 2014, and as modified above or otherwise, will be achieved, and actual results may be materially and adversely different from our current projections.

Convertible Notes Issuance

In May 2015, we issued $150 million aggregate principal amount of 1.25% convertible senior notes (the "Notes") due June 1, 2020, unless earlier purchased by us or converted. Interest is payable semi-annually, in arrears, on June 1 and December 1 of each year. See Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our issuance of the Notes. For a discussion of the impact of the Notes offering on our liquidity and the expected use of the proceeds from the offering, see "Liquidity and Capital Resources" below.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

Revenues

Our revenues include: (i) recurring revenues; (ii) license and hardware revenues; and (iii) services revenues. These revenues are generated through direct sales to customers and through our partner channels.

Recurring revenues include renewals of the support fees from on-premises license agreements and revenues from our implemented cloud solutions. The support fees are recognized over the support period, generally between one and three years. Cloud subscriptions have historically been for periods of up to five years; however, beginning in 2015, we began offering one year contracts to simplify the contracting process, accelerate the sales cycle and encourage annual upfront cash payments.

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

Services revenues primarily include professional and educational services fees. Services revenues fluctuate based on the solution implementation requirements of our customers and partners as well as the number of attendees at our training classes.

Total revenues for the three and nine months ended September 30, 2015 were negatively impacted by $4.0 million and $9.7 million, respectively, due to year-over-year changes in foreign exchange rates.

			Percent of Total Revenues		Increase or (Decrease)
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014	2015 vs. 2014
	($ in thousands)
Recurring	$59,228	$48,095	60.8%	53.8%	23%
License and hardware	22,668	27,764	23.3	31.0	(18)
Services	15,473	13,603	15.9	15.2	14
Total revenues	$97,369	$89,462			9

			Percent of Total Revenues		Increase or (Decrease)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015 vs. 2014
	($ in thousands)
Recurring	$167,286	$136,121	59.1%	54.7%	23%
License and hardware	71,299	72,158	25.2	29.0	(1)
Services	44,590	40,461	15.7	16.3	10
Total revenues	$283,175	$248,740			14

Recurring Revenues

The breakdown of recurring revenues was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Support fees	$33,291	$33,429	$98,389	$94,517
Cloud subscriptions	25,937	14,666	68,897	41,604
Total	$59,228	$48,095	$167,286	$136,121

Support fees remained relatively consistent between the three month periods in 2015 and 2014. Support fees increased between the nine month periods in 2015 and 2014 with the continued growth of our installed base of on-premises customers. Renewal rates were consistent between the 2015 and 2014 three and nine month periods.

Cloud subscription revenues increased 77% and 66%, respectively, between the three and nine month periods in 2015 and 2014. The increase was due to new customer implementations as well as overage fees as existing customers expanded their usage of our cloud solutions. The net price per user per month for our primary offerings varies from period to period, but remained within a consistent range during the first nine months of 2015 compared to the first nine months of 2014.

Our unbilled future cloud subscription user revenues were $305.6 million and $265.9 million as of September 30, 2015 and 2014, respectively.  These unbilled cloud subscription revenues are not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not been invoiced to the customer.

License and Hardware Revenues

License and hardware revenues decreased during both the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. The decrease in license and hardware revenues during the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to a 14% decrease in on-premises orders received during the 2015 period compared to the corresponding period in 2014. In addition, our license and hardware revenues decreased due to the impact of the deferral of revenues from on-premises orders received but not recognizable based on contract terms, offset by the recognition of previously deferred on-premises orders, during each of the respective periods. Partially offsetting the decrease in license and hardware revenues during the nine months ended September 30, 2015 compared to the same period in 2014 was a 6% increase in on-premises orders received during the 2015 period compared to the corresponding period in 2014.

Services Revenues

Services revenues increased during both the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to a higher number of on-premises orders received in the first half of 2015 compared to the first half of 2014. While we generate services revenues from both on-premises orders and cloud subscriptions, on-premises orders have historically involved deployments requiring more customized solutions and longer professional services engagements per implementation than cloud subscriptions.

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

Costs of services revenues consist primarily of compensation expenses for our professional services and educational personnel.

			Percent of Total Revenues		Increase or (Decrease)
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014	2015 vs. 2014
	($ in thousands)
Recurring	$21,626	$16,816	22.2%	18.8%	29%
License and hardware	5,777	7,109	5.9	7.9	(19)
Services	11,318	11,550	11.6	12.9	(2)
Total cost of revenues	$38,721	$35,475			9
Recurring revenue gross margin	63.5%	65.0%
License and hardware revenue gross margin	74.5%	74.4%
Services revenue gross margin	26.9%	15.1%

			Percent of Total Revenues		Increase or (Decrease)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015 vs. 2014
	($ in thousands)
Recurring	$59,623	$46,196	21.1%	18.6%	29%
License and hardware	18,858	20,632	6.7	8.3	(9)
Services	34,083	33,365	12.0	13.4	2
Total cost of revenues	$112,564	$100,193			12
Recurring revenue gross margin	64.4%	66.1%
License and hardware revenue gross margin	73.6%	71.4%
Services revenue gross margin	23.6%	17.5%

Costs of Recurring Revenues

Costs of recurring revenues increased in both comparative periods primarily due to an increase in staffing to support our expanding customer base and the growing number of cloud deployments, as well as related increases in depreciation, telecommunications, data center and other related expenses as we continue to build the infrastructure to support our cloud deployments around the world. Additionally, of the total development costs capitalized related to PureCloud CollaborateSM, we began amortizing a small portion of those costs during the first quarter of 2015 and began amortizing additional development costs related to PureCloud Collaborate, PureCloud CommunicateSM and PureCloud EngageSM during the third quarter of 2015. Gross margin on cloud subscriptions increased significantly in both comparative periods as we gained efficiencies in our operations with automated deployments and improved support. However, the gross margin on recurring revenue decreased overall due to the relative increase in cloud revenues which historically have had a lower gross margin than support fees.

Costs of License and Hardware Revenues

Costs of license and hardware revenues decreased in both comparative periods primarily due to decreased license and hardware revenues for the corresponding periods. Our license and hardware revenue gross margin increased in both comparative periods due to an increase in software license revenues, which historically have had a higher margin than hardware.

Costs of Services Revenues

Costs of services revenues remained relatively consistent during both the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. Our services gross margin increased in both comparative periods as we were able to obtain more routine implementation services through the use of lower cost personnel.

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Gross Profit	$58,648	$53,987	$170,611	$148,547
Change from prior period	9%	7%	15%	1%
Gross margin	60.2%	60.3%	60.2%	59.7%

Gross margin increased during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to improvement in cloud subscriptions and services gross margins resulting from realized efficiencies in our operating model.

Operating Expenses

Our operating expenses include costs for: (i) sales and marketing; (ii) research and development; and (iii) general and administrative operations.

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our sales, marketing, client success and channel management operations for our on-premises and cloud deployments. We expect sales and marketing expenses to increase in future periods as we continue expanding our sales organization and increasing our marketing and other promotional efforts, including lead generation, which we believe are critical to our future growth as we continue to increase our market share and expand internationally.

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

			Percent of Total Revenues		Increase
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014	2015 vs. 2014
	($ in thousands)
Sales and marketing	$32,400	$30,651	33.3%	34.3%	6%
Research and development	20,536	15,528	21.1	17.4	32
General and administrative	11,894	11,272	12.2	12.6	6
Total operating expenses	$64,830	$57,451			13

			Percent of Total Revenues		Increase
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015 vs. 2014
	($ in thousands)
Sales and marketing	$97,384	$89,559	34.4%	36.0%	9%
Research and development	51,067	45,233	18.0	18.2	13
General and administrative	36,874	33,544	13.0	13.5	10
Total operating expenses	$185,325	$168,336			10

Sales and Marketing

Sales and marketing expenses increased in both comparative periods primarily due to increases in compensation expenses and other related expenses resulting from sales staffing increases.

Research and Development

Research and development expenses increased in both comparative periods primarily due to increases in compensation expenses resulting from staffing increases as well as the utilization of Amazon Web Services to support the PureCloud Platform development. The increase during the three months ended September 30, 2015 compared to the same period in 2014 was also due to lower capitalization of development costs for the PureCloud Platform. During the three and nine months ended September 30, 2015, we capitalized $900,000 and $11.7 million, respectively, of costs related to the development of the PureCloud Platform, compared to the capitalization of $5.1 million and $9.6 million during the same periods in 2014. Of the total development costs capitalized related to PureCloud CollaborateSM, we began amortizing a small portion of those costs during the first quarter of 2015, with such amortization included in costs of recurring revenue. We began amortizing additional development costs related to PureCloud Collaborate, PureCloud CommunicateSM and PureCloud EngageSM during the third quarter of 2015. We will continue to capitalize development costs related to new PureCloud offerings and will begin amortizing such costs once those offerings are released for general availability.

General and Administrative

General and administrative expenses increased in both comparative periods primarily due to an increase in compensation expenses resulting from staffing increases to support our overall growth in our business, as well as, for the nine months ended September 30, 2015, increased bad debt expense during the first quarter of 2015 related primarily to one partner.

Other (Expense) Income:

Interest (Expense) Income, net

Interest (expense) income, net, consists of interest expense related to our Notes issued in May 2015 as well as interest earned from investments, receivables and interest-bearing cash accounts. Other (expense) income, which was not material in any periods reported, is also included.

Interest (expense) income, net breakdown	Three Months Ended September 30,			Nine Months Ended September 30,
	2015		2014	2015		2014
	($ in thousands)			($ in thousands)
Interest income on investments	$169		$128	$254		$492
Interest income on receivables	7		93	127		323
Other (expense) income	(119)		56	(20)		57
Interest expense	(2,020)	(1)	(3)	(2,766)	(1)	(41)
Total interest (expense) income, net	$(1,963)		$274	$(2,405)		$831
______

(1)	Includes the interest accrual for the semi-annual coupon payment and amortization of the convertible notes discount and issuance costs, which are related to the Notes.

We invest in longer term investments with maturities up to three years to increase our overall yield on investments and monitor the allocation of funds in our investment accounts to maximize our return on investment within our established investment policy. We do not invest in subprime assets.

Return on investments	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015		2014
	($ in thousands)		($ in thousands)
Cash, cash equivalents, and investments (average)	$182,312	$77,766	$120,707		$88,690
Interest income on investments, net	169	128	303	(1)	492
Return on investments	0.09%	0.16%	0.25%	(1)	0.55%
______

(1)	Excludes a one-time adjustment to interest income. This amount has been excluded in order to reflect the actual return on investments earned during the period.

Changes in interest income for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily due to the differences in interest rates on the investment vehicles that we utilized. The increase in interest income for the three months ended September 30, 2015 compared to the same period in 2014 was also due to the investment of proceeds obtained through our Notes issuance in the second quarter of 2015. We continue to review our investment options in an effort to increase our interest income while keeping our risk of losing principal to a minimum.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Other expense	$(424)	$(279)	$(983)	$(665)

Other expense increased during the three and nine months ended September 30, 2015 compared to the same periods last year due to increased foreign currency losses on unhedged exposures.  We regularly review our foreign currency exposures for inclusion in our hedging program.

Income Tax (Expense) / Benefit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Income tax (expense) benefit	$(1,183)	$1,326	$(193)	$8,119

Our effective tax rate, without the effect of discrete items, for the three and nine months ended September 30, 2015 was (12.7)% and (10.0)%, respectively, compared to 38.2% and 40.6%, respectively, for the same periods in 2014. During the three months ended September 30, 2015, we recorded $101,000 of expense related to discrete items. During the nine months ended September 30, 2015, we recorded a net credit of $1.6 million related to discrete items, including a net credit of $1.9 million recorded during the first quarter of 2015 to correct an error in our valuation reserve for deferred tax assets. During the nine months ended September 30, 2014, we recorded a $150,000 credit related to a discrete item, and no discrete items were recorded during the three months ended September 30, 2014. With the effects of these discrete items, our effective tax rate was (13.9)% and (1.1)% for the three and nine months ended September 30, 2015, compared to 38.2% and 41.4% for the three and nine months ended September 30, 2014. In addition, we recorded a full U.S. valuation allowance in the fourth quarter of 2014 to reduce the carrying value of our deferred tax assets and are no longer recognizing an income tax benefit for U.S. losses. If the U.S. federal research and development tax credit is extended through 2015, our worldwide annual effective tax rate, including discrete items, is expected to be 4.64%.  This tax rate was determined by considering the U.S. federal statutory tax rate, rates in various states and international jurisdictions in which we have operations and certain income tax credits.

Net income before taxes for our foreign subsidiaries, under both the cost plus and reseller models, for the three and nine months ended September 30, 2015 was $1.0 million and $2.7 million, respectively, compared to $1.1 million and $2.7 million, respectively, for the same periods in 2014. The recorded foreign tax expense for the three and nine months ended September 30, 2015 was $226,000 and $626,000, respectively, compared to $242,000 and $590,000, respectively, for the same periods in 2014. Our foreign effective tax rate for the nine months ended September 30, 2015 was 23.4%. During the first quarter of 2015, we recorded $219,000 in foreign tax expense related to a German tax audit. No additional discrete items were recorded for the three and nine months ended September 30, 2015. The impact of our foreign effective income tax rates could become material as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

Liquidity and Capital Resources

We generate cash from the collection of payments for the use of our cloud solutions, payments related to licensing our on-premises solutions as well as from selling hardware, renewals of support agreements and the delivery of other services. We use cash primarily to pay our employees (including salaries, commissions and benefits), lease office space, pay travel expenses, pay for marketing activities, pay vendors for hardware, other services and supplies, purchase property and equipment, pay research and development costs and fund acquisitions.

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

	September 30, 2015	December 31, 2014
	($ in thousands)
Cash and cash equivalents	$93,044	$36,168
Short-term investments	53,519	20,041
Long-term investments	33,147	5,495
Total liquidity	$179,710	$61,704

We believe that the funds of Interactive Intelligence Group, Inc. and its subsidiaries that are held in foreign accounts can be transferred into the U.S. with limited tax consequences. Given our liquidity in the U.S., however, we do not have plans to repatriate earnings from our foreign subsidiaries. As of September 30, 2015, Interactive Intelligence Group, Inc. held a total of $1.3 million in its various foreign bank accounts and its foreign subsidiaries held a total of $23.8 million in their various bank accounts. The temporary difference related to unremitted earnings of our foreign affiliates as of September 30, 2015, that have not been subject to U.S. income taxation as dividends and are indefinitely invested outside the United States, was  $25.2 million. If we were to repatriate all of those earnings to Interactive Intelligence Group, Inc. in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $5.6 million.

The following table shows the U.S dollar equivalent of our foreign account balances for the stated periods:

	September 30, 2015	December 31, 2014
	($ in thousands)
Euro	$7,131	$5,501
Canadian dollar	7,058	4,894
Australian dollar	2,519	2,763
South African rand	1,895	1,532
British pound	1,731	2,759
New Zealand dollar	1,493	2,446
Venezuelan Bolivar	1,320	—
Other foreign currencies	2,029	1,542
Total	$25,176	$21,437

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2015	2014
	($ in thousands)
Beginning cash and cash equivalents	$36,168	$65,881
Cash provided by (used in) operating activities	12,605	(3,065)
Cash used in investing activities	(88,480)	(37,217)
Cash provided by financing activities	132,751	4,664
Ending cash and cash equivalents	$93,044	$30,263
Days sales outstanding (DSO)	85	71

Cash flow provided by operations was $12.6 million during the first nine months of 2015 compared to cash used in operations of $3.1 million during the same period in 2014. Cash flow from operations consists of our earnings adjusted for various non-cash expenses, such as depreciation and amortization, as well as balance sheet changes. Our cash flow from operations during the first nine months of 2015 compared to 2014 was primarily affected by changes in deferred revenues, deferred income taxes and accounts receivable.

Deferred revenues increased during the first nine months of 2015 and decreased during the same period in 2014, resulting in increased cash flow from operations when comparing the two periods. The increase in deferred revenues during the first nine months of 2015 was primarily due to more license and hardware revenues from on-premises orders received during the period but not recognizable being deferred compared to the revenues recognized from previously deferred on-premises orders during the nine months ended September 30, 2015. The decrease in deferred revenues during the first nine months of 2014 was primarily due to more revenues being recognized from previously deferred on-premises orders compared to the license and hardware revenues from on-premises orders received during the period but not recognizable that were deferred during the nine months ended September 30, 2014. The increase in deferred revenues during the first nine months of 2015 compared to the same period in 2014 was also due to increased deferred cloud subscription revenues as a result of increases in the amount of upfront payments received.

Cash used related to deferred income taxes was less during the first nine months of 2015 compared with the same period in 2014. Deferred income taxes did not affect cash flow from operations during 2015 because of the full valuation allowance recorded during the fourth quarter of 2014.

Accounts receivable provided less operating cash flow during the first nine months of 2015 compared with the same period in 2014. This decrease was primarily due to the timing of certain large on-premises orders received during 2015.

Cash used in investing activities increased $51.3 million in the first nine months of 2015 compared to the same period in 2014, primarily due to the investment of proceeds from the Notes offering, including the purchase of $82.3 million and sale of $22.2 million available-for-sale investments during the first nine months of 2015, compared to the purchase of $33.0 million and sale of $35.4 million of available-for-sale investments during the first nine months of 2014. In addition, we spent $9.3 million in cash in 2014 related to the acquisition of OrgSpan, compared to no acquisitions during the first nine months of 2015.

Cash provided by financing activities increased $128.1 million in the first nine months of 2015 compared to the same period in 2014 primarily due to the issuance of the Notes during the second quarter of 2015, partially offset by decreased proceeds from option exercises.

Contractual Obligations

We have operating lease obligations and purchase obligations that are not recorded in our consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to FASB ASC Topic 840, Leases. These obligations include the operating leases of our world headquarters and the leases of several other locations for our offices in the United States and 20 other countries. For an updated Contractual Obligations table as of September 30, 2015, which also includes principal payments and estimated interest payments on the Notes, capital lease obligations and contingent amounts payable under our agreement with Verint Americas Inc., see Note 8 – Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in Note 8 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q, we had no off-balance sheet arrangements that have had or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of September 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We develop software solutions in the United States and license our software and sell our services worldwide. As a result, our financial results could be affected by market risks, including changes in foreign currency exchange rates, interest rates or weak economic conditions in certain markets. Market risk is the potential of loss arising from unfavorable changes in market rates and prices.

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the Euro, Canadian dollar, Australian dollar, South African rand, British pound, New Zealand dollar and Venezuelan Bolivar, among others. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our solutions more expensive and less competitive in foreign markets. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may price our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. As of September 30, 2015, we had outstanding hedging arrangements for the Euro, Japanese Yen, Swedish Krona and United States Dollar. For the three and nine months ended September 30, 2015, we recorded foreign currency losses of $340,000 and $900,000, respectively, primarily due to unhedged exposures.

For the three and nine months ended September 30, 2015, approximately 21% of our revenues and 16% and 17% of our expenses, respectively, were denominated in a foreign currency. As of September 30, 2015, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or (losses), consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $3.6 million. A 10% change in foreign currency exchange rates would have changed the carrying value of these net assets by approximately $400,000 as of September 30, 2015, with a corresponding foreign currency gain (loss) recognized in our condensed consolidated statements of operations, if not hedged.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at September 30, 2015, the fair value of our portfolio would decrease by approximately $829,000.

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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Through September 30, 2015, no known data breaches or related events have occurred that, either individually or in the aggregate, were of a material nature that resulted in any material financial impact or any material loss or exposure of sensitive data.

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

101
The following materials from Interactive Intelligence Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting language):  (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements
X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: November 6, 2015	By: /s/ Ashley A. Vukovits
Ashley A. Vukovits Chief Financial Officer, Senior Vice President of Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)