Form 10-K
period 2015-12-31
Interactive Intelligence Group, Inc.
filed 2016-02-29
CIK 1517650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to____________
Commission File Number: 000-54450

INTERACTIVE INTELLIGENCE GROUP, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	45-1505676 (I.R.S. Employer Identification No.)

7601 Interactive Way Indianapolis, IN 46278 (Address of principal executive offices, including zip code)

(317) 872-3000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.01 par value per share	Name of each exchange on which registered The NASDAQ Stock Market LLC (The NASDAQ Global Select Market)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price per share of the registrant’s common stock on June 30, 2015 as reported on The NASDAQ Global Select Market on that date was $772,774,951.

As of February 15, 2016, there were 22,031,890 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated by reference to portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

PART I.

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as "expects," "anticipates," "believes," "intend," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," "feel" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those set forth in the Item 1A “Risk Factors” section of this Annual Report on Form 10-K. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

ITEM 1.    BUSINESS.

Overview

Interactive Intelligence Group, Inc. (together with its consolidated subsidiaries, "Interactive Intelligence," "we," "us" or "our") is a global provider of software and cloud services for customer engagement, communications and collaboration. We are the only vendor to be recognized by leading industry analyst firm Gartner, Inc. ("Gartner") as a market leader in both its Magic Quadrant for Contact Center Infrastructure, 2015 (for our on-premises offering) and its Magic Quadrant for Contact Center as a Service, North America 2015 (for our cloud offerings). We offer three types of products: on-premises software; a single-tenant cloud service; and a multi-tenant cloud service. Our offerings are used across a wide variety of vertical industries, including accounts receivable management, banking, government, healthcare, insurance, manufacturing, outsourcing, utilities and retail, among others. We continue to invest in the development of both our on-premises and cloud offerings, with particular emphasis on our latest cloud services delivered by our PureCloudSM ("PureCloud") Platform. This cloud platform was designed as a set of components that work independently of each other to deliver coordinated services (a "microservices architecture"). The PureCloud Platform leverages Amazon Web Services ("AWS") and has a comprehensive set of features capable of delivering cloud services for organizations of all types and sizes. The first PureCloud services were released in North America in March 2015. Subsequent releases were made available in 2015 in Australia, New Zealand and throughout Europe.
We were founded in 1994 and released our first product in 1997. More than 6,000 customers worldwide have deployed our products. We sell our products directly to customers and through a channel of approximately 400 partners globally. Our on-premises and single-tenant cloud products are available in 24 languages and deployed in approximately 125 countries.

Our value lies in three areas:

•
Innovation - As a consistent driving force behind the development of new customer engagement, communications and collaboration technologies, including more than 100 patent applications to date, our first-to-market approach has made us a leading innovator.

•
Experience - With over 20 years of experience developing customer engagement and communication products and backed by more than 6,000 global customer deployments, we bring the global capacity and maturity required to satisfy diverse enterprise requirements, including large multi-national organizations.

•
Impact for Customers - We enable our customers to improve and reduce the costs of their service delivery processes through our single-platform, all-in-one architecture, our deployment options for cloud, on-premises and hybrid implementations and our comprehensive global partner ecosystem.

Recent company recognition includes:

•	Leaders Quadrant, Gartner’s Magic Quadrant for Contact Center Infrastructure, 2015 (seventh consecutive year)

•	Leaders Quadrant, Gartner’s Magic Quadrant for Contact Center as a Service, North America 2015 (the first year Gartner has published this report)

•	Market Leader in the Ovum Decision Matrix: Selecting a Multichannel Cloud Contact Center Solution, 2015-16 Report

•	Frost & Sullivan’s 2015 European Customer Contact Company of the Year Award

•	Frost & Sullivan’s 2015 Latin American Contact Center Systems Company of the Year Award

•	Frost & Sullivan’s 2015 South Africa Product Leadership Award, Cloud-based Solutions for the Contact Centre Market

•	Software Magazine’s 2015 Global Top 500 Software and Services Companies (15th consecutive year)

Industry Overview and Current Developments

The following trends have had a significant impact on our industry:

•
Evolution from Contact Center to Customer Engagement: While voice-only call centers have been reinventing themselves as multichannel contact centers for many years, increased customer expectations have steadily driven demand for a true omnichannel experience. As a result, contact centers are being pushed to deliver faster, more consistent service across all communication channels as consumers switch between them within a single interaction. What was once known as the "contact center market" is now increasingly called the "customer engagement market" - one driven largely by customers, members, citizens and partners who want personal, proactive service anytime, anywhere using any device. According to MarketsandMarkets' "Cloud-Based Contact Center Market" study, the cloud-based contact center market size is expected to grow from $4.68 billion in 2015 to $14.70 billion by 2020, at a Compound Annual Growth Rate ("CAGR") of 25.7% from 2015 to 2020.

•
Consolidation of Core Systems: Organizations have recently focused on consolidating systems around core functional areas, including Customer Relationship Management ("CRM"), Enterprise Resource Planning ("ERP") and Human Capital Management ("HCM") for easier system management and reduced costs. As cloud adoption has increased, many vendors have been able to capitalize on this need to quickly and cost-effectively deliver consolidated systems to meet these core functional requirements.

•
Transition from Unified Communications ("UC") to Unified Communications and Collaboration ("UC&C"): In 2015, the transition from voice-only to unified communications systems became more widespread. More recently, the introduction of business collaboration applications ("apps"), or workstream communications and collaboration applications, has increased. These trends have been largely driven by "Millennials," who expect the same intuitive systems to communicate anywhere, anytime using any device at the workplace as they enjoy on social channels for personal interactions. Based on a number of industry analyst reports, we believe this trend will continue and expect the combined global business communications and collaboration market to grow by over 20% in the next few years.

•
Acceleration of Cloud Adoption: Cloud adoption has accelerated over the last few years, with estimates that by 2017, 33% of all new or updated procurements for Voice over Internet Protocol ("VoIP"), unified communications and contact centers will be cloud-based, according to Gartner's "Best Unified Communications Solutions for Mid-Sized Enterprises."

•
Convergence of Customer Engagement, Communications and Collaboration: In today’s customer-centric world, customer relationships are becoming everyone’s responsibility. One challenge companies face is the number of employees involved in handling customer interactions. This means contact center agents and business users must more effectively interact with one another. As a result, the industry is seeing communications and collaboration systems converging with customer engagement systems.

Our Product Offerings

Overview

We offer software and cloud services for customer engagement, communications and collaboration designed to help businesses of all types and sizes improve the services they offer their customers, increase productivity and reduce costs.

Customer Engagement Products:

•
Interactive Intelligence PureCloud EngageSM ("PureCloud Engage") is an omnichannel customer engagement cloud service designed for contact centers of all sizes. Key differentiators of PureCloud Engage and other PureCloud offerings described below include:

◦
Microservice Architecture - Our PureCloud Platform was designed as a set of independently load-balanced microservices running on top of AWS, and provides organizations immediate and continuous delivery of functionality, reliability, scalability and security.

◦
Remote Survivability - PureCloud Edge™, an optional cloud service, provides Private Branch Exchange ("PBX") and other call functionality even when the Internet goes down, as voice traffic stays on the customer’s network, giving organizations remote survivability across locations for added reliability and security.

◦
Secure Integration - The PureCloud Bridge™ is an optional cloud service that uses encrypted connections, pre-built plug-ins for popular HR, CRM and other systems and single sign-on capabilities to give organizations a controlled, secure way to integrate with the PureCloud Platform for simplified administration and an improved customer experience.

◦
Rapid Deployment - Point and click feature selection, user-friendly policy managers, easy sign-up and simple telecommunications connectivity and IT integration enable organizations to get up and running quickly for a faster return on investment.

◦	Flexible Subscription Terms - Offering month-to-month or annual contracts allow customers to adjust contract terms to fit their business needs.

◦
Enterprise-grade Security - Encrypted voice traffic between the cloud and customer site, as well as within the cloud, continuous automated intrusion detection, periodic third-party-administered intrusion certifications and multiple voice traffic storage options provide security for both internal and external communications.

◦
Wide Range of Functionality - Enterprise collaboration, business communications and customer engagement functionality, plus built-in speech recognition, recording, quality monitoring, workforce management and content management, with no third-party license fees, provide lower subscription fees, simplified administration, greater ease-of-use and an improved customer experience.

•
Interactive Intelligence Communications as a ServiceSM ("CaaS") is a single-tenant, all-in-one omnichannel customer engagement cloud service designed for mid-size to large contact centers. Key differentiators include:

◦	All-in-One, Omnichannel Platform -Applications are built on a single platform, which provides simplified administration and reporting.

◦	Broad Set of Applications - Our broad set of applications, with Application Program Interfaces ("APIs"), assist customers in reducing operational costs.

◦
Single-customer, Multi-instance Environment - Our single-tenant architecture with data isolation through a single-customer, multi-instance environment, provides additional security as customers have the option to keep all voice traffic within their network.

◦	Flexible Deployment Models - Our CaaS products meet a wide array of business requirements with Internet or private connection options and a hybrid cloud option for local control of voice and data.

•
Interactive Intelligence Customer Interaction Center® ("CIC") is our on-premises, all-in-one omnichannel customer engagement software suite designed for mid-size to large contact centers. Key differentiators include:

◦	All-in-One, Omnichannel Platform - Applications are built on a single platform, which provides simplified administration and reporting.

◦	Open, Standards-based Architecture - Products may be tailored to meet a customer's business requirements as a result of open, standards-based architecture.

◦	Broad Set of Applications - Our broad set of applications, including UC apps, assist customers in reducing operational costs.

Unified Communications and Collaboration Products:

•
Interactive Intelligence PureCloud CommunicateSM ("PureCloud Communicate") is a communications and collaboration cloud service for enterprises of all sizes designed to support today’s modern, connected workforce. PureCloud Communicate brings a set of solutions designed to work together which allow customers to:

◦	Leverage different channels including group chat, instant messaging, video conferencing, faxing, phone calls, desktop sharing, file sharing and integrated content management;

◦	Track and manage their communications so they can focus on process improvement;

◦	Deliver new features quickly and automatically to their team;

◦	Find each other in real-time, on any device; and

◦	Improve continuity and survivability with PBX, Interactive Voice Response ("IVR") and call recording.

•
Interactive Intelligence PureCloud CollaborateSM ("PureCloud Collaborate") is a collaboration cloud service for enterprises of all sizes designed to support today’s modern, connected workforce. PureCloud Collaborate brings a set of real-time collaboration tools that allow customers to:

◦	Locate people, documents and chat history;

◦	Connect instantly with group chat;

◦	Conduct online meetings with video conferencing;

◦	Share and edit documents with integrated content management; and

◦	Take advantage of an enterprise-grade platform.

Business Strategy

Our goal is to become the premier technology provider in the customer engagement market by enabling organizations to revolutionize the ways in which they engage with their customers and other external stakeholders. We believe that effective customer engagement requires a technology that allows seamless customer service through voice, digital/web, mobile and self-service channels while adding what we classify as "operational services" to manage the customer interaction and the processes around it.
Our guiding operating principles are focused on three related objectives:

•	Becoming the fastest-growing technology provider and market share leader in the customer engagement space;

•	Managing the transition to PureCloud as our primary offering, given the substantial customer benefits and internal operational efficiencies we believe it provides; and

•
Running our business within the parameters of an operating model focused on achieving: (i) accelerated monthly recurring revenue ("MRR"), (ii) gross and operating margin leverage and (iii) consistent and growing cash flow generation.

To maximize our potential market share gains, our plan is to:

•	Lead with PureCloud as the most modern, feature-rich and rapidly-evolving cloud platform for customer experience;

•	Continue to sell CIC for customers preferring to purchase and own a mature, reliable and secure premises-based product; and

•
Position CaaS as a premium cloud service for large, complex organizations requiring a secure single-tenant approach, with options for extensive customizability and the ability to be hosted in a private cloud environment.

Global Distribution and Sales

We distribute our product offerings directly to customers or through reseller partners. In 2015 and 2014, 55% and 50%, respectively, of on-premises sales were sold directly to customers, while 79% and 72% of cloud subscriptions were direct sales.

Our Territory Managers manage our partners and sell directly to customers. As of December 31, 2015, we had 139 Territory Managers, maintained a global channel network of approximately 400 partners and installed our products in approximately 125 countries.

Our partners are supported by our internal Program Managers, Regional Channel Managers, Licensing Specialists and other roles related to sales, support services and education/certification.

In 2015, we expanded our Global Partner Program for our systems integrator and telecommunications/carrier partners by adding new revenue opportunities within the cloud market. We believe the enhanced program better supports our existing contact center-focused partners, is helping us more quickly bring to market our PureCloud product offerings and is extending our services business to reach new customers, especially large, multinational organizations.
Marketing

Our marketing group includes:

•
Digital Marketing - Designs and creates promotional materials for lead generation, tradeshows, marketing seminars, knowledge leadership campaigns, advertising, brand awareness, customer and partner relations and other company functions.

•	Demand Generation - Drives all lead-generation activities resulting from tradeshows, seminars and web-based marketing programs.

•	Global Partner & Field Marketing - Manages strategic, systems integrator, telecommunications/carrier, channel and alliance partners, as well as global field marketing managers.

•
Customer and Product Marketing - Promotes our product offerings to customers, prospects and partners, shapes the buyer experience and develops the content to meet the information requirements of our customers and prospects.

•	Market Communications - Responsible for global events, public relations and industry analyst relations.

Services

Quality service and support is essential to our customers. The mission of our Services Delivery Team ("Services Delivery") is to provide effective, customer-focused services to our customers as well as partners. Services Delivery consists of our CaaS operational teams along with Professional Services, Support Services and Education Services teams. By aligning these various teams for Services Delivery, we are able to better leverage the skills of each group to deliver needed services to our customers consistently and diligently, regardless of how customers use our product offerings.

Professional Services

Our Professional Services team implements and enhances partner expertise on advanced offerings such as predictive dialing, third-party CRM integrations and speech recognition. This team also helps integrate our product offerings into applications such as Salesforce, and embeds call control into in-house applications and speech-enabled IVR applications. The system configuration services and ad-hoc consulting services from our Professional Services team work to ensure that customers have the appropriate products for their businesses. The Professional Services team works closely with new partners as they implement our products and is often involved with the early release of our products to assist in new release implementations.

Support Services

Our Support Services team offers global technical support to our partners and customers 24/7 by phone, fax, email, web chat and via our website. We maintain primary support centers at our world headquarters in Indianapolis, Indiana and in the United Kingdom and Malaysia, with secondary support employees available in California and globally in the Netherlands, Germany, Australia and Japan. Based on a customer’s location, customer interactions for service incidents are routed to the respective Support Services region.

Education Services

Our Education Services team provides global technical certification and advanced instruction to partners and customers through Web-based training, on-site courses and classroom presentations and labs. The team develops and maintains course curriculum for formal certification programs such as sales, product installation, troubleshooting, system administration and custom design. Web-based training courses offer enhanced topics such as reporting, system administration and computer-based user training.

Segment, Customers and Geographic Areas of Operations

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting, we view our operations and manage our business as principally one segment which is interaction management software solutions and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

As of December 31, 2015, we licensed our products or sold our products to more than 6,000 customers in the Americas, Europe, Middle East and Africa ("EMEA") and Asia/Pacific ("APAC"). No customer or partner accounted for 10% or more of our revenues in 2015, 2014 or 2013 or for 10% or more of our accounts receivable as of December 31, 2015 or 2014. Therefore, we do not believe that the loss of any one customer or partner would have a material adverse effect on our operations. Additionally, no individual country accounted for more than 10% of our revenues, with the exception of the United States, for the years ended December 31, 2015, 2014 and 2013. See Note 11 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional financial information about each geographic area in which we operate.

Business Seasonality and Geographic Fluctuations

Our revenues are comprised of recurring revenues, license and hardware revenues and services revenues. Recurring and services revenues typically increase sequentially quarter-to-quarter as our sales increase across our fiscal year. License and hardware revenues in the first quarter of each fiscal year are typically lower than in the fourth quarter of the prior year, with sequential quarterly revenues typically increasing thereafter. These patterns are experienced by many enterprise software companies and reflect customer budgeting and spending patterns.

To the extent that license and hardware revenues fluctuate from quarter-to-quarter due to the seasonality of our business described above or other factors, our gross profit may also fluctuate. Our operating expenses generally increase sequentially in a given year. Our gross profit and increasing operating expenses have a corresponding impact on our operating income. Operating income generally has been lower in the first quarter of a calendar year than in the fourth quarter of the prior year, increases in the second quarter, can be up or down in the third quarter compared to the second quarter and is highest in the fourth quarter of the year. We have experienced operating losses in recent quarters due to our business model shift toward cloud offerings.

As stated above, we operate our business in three geographic regions - the Americas, EMEA and APAC. We have historically experienced quarterly fluctuations in our revenues in the various geographies. These quarterly fluctuations have been due, in part, to the seasonality of our business generally, as described above, but have also been impacted by the size and number of sales received in a particular quarter in the geographic region compared to the sales received in the prior year period.

Third-Party Relationships

Our PureCloud Platform is, and will continue to be, materially dependent upon AWS. If AWS ceases to make its technology available to us for use with our PureCloud Platform, it would require us to either develop replacement technology or find another third-party provider. We also rely on other third parties for several components in the delivery of our products, including general purpose servers, third-party software, third-party hardware appliances, telephone end-points and integration to various vendors’ hardware and software systems. Our reliance upon these third parties also comes with some amount of risk, primarily due to the possibility of these suppliers being acquired or discontinuing a product we rely on, failure to renew terms of contracts with these suppliers or disruptions in supply due to geo-political instability or weather related events. In addition, third-party software is licensed from our competitors or suppliers which could become our competitors in the future, which may complicate our relationships with these suppliers and could make aspects of our business and the products we are currently developing reliant upon those third parties. In many cases, however, we maintain relationships with several different suppliers and therefore believe alternatives could be available if a supplier would cease doing business with us. We feel that the risks are further mitigated by the revenue that we generate for these third-party suppliers and the length of notice that we would most likely receive from the suppliers if any of the products were discontinued.

Competition

The markets for our product offerings are highly competitive. Typically, competition is based on various factors, including the breadth and depth of functionality of our products, price, deployment methods and options, ease of installation, ease of use, support, product roadmap, total cost of ownership, return on investment, integration with other applications, security, reliability and scalability. We differentiate ourselves from our competitors by giving customers flexibility for deployment options - whether on-premises, in the cloud or a hybrid model - along with a broad set of customer engagement and business communications features running on the same platform for easier system management and reduced costs. Our PureCloud Platform further differentiates us, as it uses microservice architecture built on top of AWS designed for multi-use cases: customer engagement, communications and collaboration.

In the customer engagement market, we are considered a leader by industry analyst firms based on the breadth of our product line, the completeness of our vision and our ability to execute. In 2015 we were the only vendor to be positioned as a leader in the Gartner Magic Quadrant for Contact Center Infrastructure, and the Gartner Magic Quadrant for Contact Center as a Service, North America. We compete successfully against our contact center competitors, including companies that are considerably larger in size, such as Aspect Software, Inc. ("Aspect"), Avaya Inc. ("Avaya"), Genesys Telecommunications Laboratories, Inc. ("Genesys") and Cisco Systems, Inc. ("Cisco"). In the cloud contact center market, we also compete with companies such as inContact, Inc. and Five9, Inc.

Our competitive strategy does not include actively pursuing the UC market against standalone IP PBX vendors; however, we believe our PureCloud Platform opens up new opportunities against UC cloud competitors as the customer engagement and business communications markets converge. We believe our ability to offer customer engagement, as well as communications and collaboration functionality, all delivered via the cloud, positions us well against our competitors, including Avaya, Cisco, Microsoft, Mitel Networks Corp. ("Mitel"), and ShoreTel.

Research and Development

Our ability to leverage technology is core to our strategic differentiation, and we continue to invest a substantial percentage of our revenues in research and development ("R&D"). Our R&D group is comprised of professionals with backgrounds in telecommunications, software and hardware. This combination of diverse technical and communications expertise contributes to our competitive advantage with a differentiated technology approach.

Within R&D, our Product Management group is responsible for coordinating activities with our development teams to define product requirements and manage the process for market requirements, product development approvals, pricing definitions, release scheduling and beta test coordination. The Product Management team oversees the product management process from product concept through the end of the beta test cycle.

We leverage open source code within our PureCloud Platform and also contribute open source code. Our developers are active in technology communities including JavaScript, WebRTC, DevOps, Security and EmberJS. We also hold the following designations: Microsoft Certified Developer, Microsoft Certified Solutions Provider and Cisco Development Partner. These designations provide us early access to Microsoft technology, the opportunity to quickly develop products that effectively integrate with Microsoft products and the ability to develop interoperability that allows our contact center products to integrate and interoperate with those from Cisco.

The R&D groups of companies we have acquired are integrated into our R&D group and follow the same structure and processes detailed above.

See "Research and Development" in Note 2 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our research and development and capitalized software costs for the years ended December 31, 2015, 2014 and 2013.

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

As of December 31, 2015, we held 24 patents, which expire between 2020 and 2032, and have filed other patent applications relating to technology embodied in our software products. In addition, we hold 42 United States and 80 foreign trademark registrations and have numerous other trademark applications pending worldwide, as well as common law rights in other trademarks and service marks. We also hold 25 United States copyright registrations.

While we currently hold patents and have filed other patent applications relating to certain technology which we have developed, we do not believe that we are significantly dependent on any one of these patents. We hold trademark and copyright registrations domestically and internationally and have numerous other applications pending worldwide for the name "Interactive Intelligence" and several of the names used for our product offerings. We consider the trademark for the "Interactive Intelligence" name the most significant trademark or copyright held because of the impact the "Interactive Intelligence" name has on the market’s awareness of, and identification with, us. The "Interactive Intelligence" trademark registration in connection with premise-type software expires in 2017 in the United States, and the "Interactive Intelligence" trademark registration in the United States in connection with cloud or hosted-type software will require a maintenance filing in 2021. Both registrations can be renewed beyond their respective expiration dates.

In addition, we have entered into a license arrangement for certain technologies that we utilize in our product offerings. Without this license arrangement in place, we may be subject to litigation that could result in significant expense to us resulting from our use of these technologies. This license arrangement extends through 2026.

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

Employees

As of December 31, 2015, we had 2,309 employees worldwide, including 645 in research and development, 465 in recurring services, 383 in services delivery, 579 in sales and marketing and 237 in administration. Our future performance depends in part upon the continued service of our key sales, marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining these individuals in the future.

We believe that we have a corporate culture that attracts highly qualified and motivated employees. We emphasize teamwork, flexible work arrangements, local decision-making and open communications. Certain key employees have been granted stock options and/or restricted stock units. None of our employees are represented by labor unions.

Company Information

Interactive Intelligence Group, Inc. was incorporated in Indiana in April 2011 and was a wholly-owned subsidiary of Interactive Intelligence, Inc., an Indiana corporation incorporated in 1994 ("ININ Inc."). Effective July 1, 2011, Interactive Intelligence Group, Inc. became the successor reporting company to Interactive Intelligence, Inc. pursuant to a corporate reorganization. We maintain our world headquarters and executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is (317) 872-3000. We are located on the web at http://www.inin.com. We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the "SEC") under the Exchange Act. These periodic and current reports and all amendments to those reports are available free of charge on the investor relations page of our website at http://investors.inin.com/sec.cfm. We have included our website address throughout this filing as textual references only. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS.

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. Such factors may have a material adverse effect on our business, financial condition and results of operations and the reader should carefully consider them. Additional risk and uncertainties not presently known to us or which are currently not believed to be material may also affect our actual results. Because of these and other factors, past performance should not be considered an indication of future performance.

Our Quarterly Operating Results Have Varied Significantly.

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

Our quarterly revenues and operating results depend on many factors, including whether the deployment is on-premises or cloud-based; the type of license; the size, quantity and timing of sales received for our products during each quarter; the delivery of the related software or hardware; and our expectations regarding collection. Because there is uncertainty around when our partners and current or potential customers will place orders and finalize license agreements, we may not be able to accurately forecast our licensing activity, our revenues and our operating results for future quarters. We have generally experienced a lengthy initial sales cycle for our on-premises and single-tenant offerings, which can last six to nine months and sometimes longer. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our license and hardware revenues and operating results to vary significantly from quarter to quarter which may in turn affect the market price of our common stock. Because of the unique characteristics of our products and our prospective customers’ internal evaluation processes, decisions to license our products often require significant time and executive-level decision making. As a result, sales cycles for customer orders vary substantially from customer to customer. The length of the sales cycle for customer orders depends on a number of other factors over which we have little or no control, including:

•	a customer’s budgetary constraints;

•	the timing of a customer’s budget cycle;

•	concerns by customers about the introduction of new product offerings by us or our competitors; and

•	downturns in general economic conditions, including reductions in demand for contact center services.

Our limited number of product offerings, changes in pricing policies, the timing of development completion, announcement and sale of new or upgraded versions of our product offerings and the effect of cloud-based deployments on recognizing revenues are some of the additional factors that could cause our revenues and operating results to vary significantly from period to period.

We recognize revenues from different licenses over different periods depending on the satisfaction of the requirements of relevant accounting literature, including FASB ASC Topic 985, Software ("FASB ASC 985"), and FASB ASC Topic 605, Revenue Recognition ("FASB ASC 605").

A large portion of our operating expenses, including salaries and rent, is fixed and difficult to reduce or modify in a short time period. As a result, our financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

Because We Recognize Recurring Revenue Over the Term of the Applicable Agreement, the Lack of Recurring Renewals or New Service Agreements May Not Be Reflected Immediately in our Operating Results. As Our Business Continues to Shift Toward a Greater Number of Cloud Subscriptions, This May Have a Greater Impact on Our Operating Results.

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

Our Future Business Prospects Depend in Part on Our Ability to Maintain and Improve Our Current Product Offerings and Develop New Product Offerings.

We believe that our future business prospects depend in large part on our ability to maintain and improve our current product offerings and to develop new product offerings and services on a timely basis. Our products and services will have to continue to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our products, major new products and product enhancements require long development and testing periods. We may not be successful in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of product enhancements, and our new products and product enhancements may not achieve market acceptance. Significant delays in the general availability of new releases of our products and services or significant problems in the installation or implementation of new releases of our products could have a material adverse effect on our business, financial condition or results of operations.

Our Cloud Offerings Present Execution and Competitive Risks.

We have devoted significant resources and continue to devote significant resources to the development of our PureCloud Platform, which is and will continue to be materially dependent upon AWS. There can be no assurance that AWS will continue to support and maintain its services. Also, AWS may cease to make its technology available to us for use with our PureCloud Platform, which could have a material adverse effect on our results of operations and would require us to either develop replacement technology or find another third-party provider, neither of which may be possible in a timely or seamless manner.
In addition to certain software development costs, we are incurring costs to build and maintain infrastructure to support our single-tenant cloud computing offering. These costs have negatively impacted, and may continue to negatively impact, our operating margins.
Certain new competitors offer alternative cloud-based offerings for consumers and business customers. While we believe our expertise, investments in infrastructure and the breadth of our cloud-based offerings provide us with a solid foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. Whether we are successful in our business model depends on our execution in a number of areas, including:

•	continuing to innovate and bring to market compelling cloud-based experiences that generate increasing sales;

•	improving the functionality and scalability of our cloud-based offerings; and

•	continuing to enhance the attractiveness of our cloud-based platforms to partners.

Our Products Could Have Defects for Which We Are Potentially Liable and Which Could Result in Loss of Revenue, Increased Costs, Loss of Our Credibility, Harm Our Reputation or Delay in Acceptance of Our Products in the Market.

Our products, including services or components supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. Despite internal product testing, we have in the past discovered software errors in some of our products after their introduction. Errors in new products or releases could be found after commencement of commercial shipments, and this could result in additional development costs, diversion of technical and other resources from our other development efforts or the loss of credibility with current or future customers. This could result in a loss of revenue or delay in market acceptance of our products, which could have a material adverse effect on our business, financial condition or results of operations.

Our license and subscription agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and certain claims. However, not all of these agreements contain these types of provisions and, where present, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. A product liability, warranty or other claim brought against us could have a material adverse effect on our business, financial condition or results of operations.

Some of our product offerings are developed to run on the Microsoft® Windows® operating system and use one or more media servers for voice (telephone call) processing and recording. Our server product offerings also operate in a network environment with database servers, email servers and third-party systems such as CRM products, Salesforce and AWS for our PureCloud Platform.  As a cloud-based offering, our products can be deployed as a cloud offering via wide area networks. Because of this complexity, our product offerings may be more prone to performance interruptions for our customers than traditional hardware-based products. Performance interruptions at our customer sites, some of which currently do not have back-up systems, could affect demand for our product offerings or give rise to claims against us.

The Overall Economic Climate Could Result in Decreased Demand for Our Products and Services.

Certain of our products require substantial capital commitments by customers and involve a potentially long sales cycle. As a result, our operations and performance depend significantly on worldwide economic conditions and their impact on customer purchasing decisions.  Given the current economic conditions, current and potential customers are more cognizant of their budgets for communication offerings, services and systems, which may result in our current or prospective customers delaying and/or reducing their capital spending related to information systems. Some of the factors that could influence the levels of spending by our current or prospective customers include availability of credit, labor and healthcare costs, consumer confidence and other factors affecting spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

If Our Customers Do Not Perceive Our Product Offerings or the Related Services and Support Provided by Us or Our Partners to Be Effective or of High Quality, Our Brand and Name Recognition Will Suffer.

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

Our Business Depends Substantially on Customers Renewing, Upgrading and Expanding Their Recurring Contracts for Our Product Offerings and Services. Any Decline in Our Customer Renewals, Upgrades and Expansions Would Harm Our Future Operating Results.

We sell maintenance contracts with our on-premises offering, which are typically one year in length. In addition, subscriptions for our single-tenant cloud offering have historically been three to five years in length, although since the beginning of 2015 the contracts have primarily been one year in length. Our PureCloud product subscriptions may be paid in arrears on a month-to-month basis or prepaid in advance for a term not to exceed twelve (12) months. Our customers have no obligation to renew their cloud subscriptions or on-premises maintenance contracts after their contract period expires, and there is the possibility that our customers may renew at lower levels of maintenance and/or services. In the first year of a subscription, customers often purchase a higher level of professional services than they do when they renew their subscription. As a result, our ability to grow our services revenues is dependent in part on customers purchasing additional services after the first year of their cloud subscriptions. We may not accurately predict future trends in customer renewals. Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers do not renew their subscriptions for our services, renew on less favorable terms or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline and our profitability and gross margin may be harmed.

We Face Competitive Pressures, Which May Affect Us Adversely.

The market for our product offerings is highly competitive and, because there are relatively low barriers to entry in the software market, we expect competitive pressures to continue to be a risk to our ongoing success in the market. In addition, because our industry is evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may be introduced into our markets. Currently, our competition comes from several different markets, including computer telephony platform developers, computer telephony product software developers and telecommunications equipment vendors. Additionally, alternative deployment strategies, such as cloud-based services, are offered by other companies. We may not be able to compete effectively against current and future competitors in these markets, or in new markets with new types of competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

Some of our current and potential competitors have longer operating histories, significantly greater resources, greater name recognition and a larger installed base of customers than we do. Competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than we can, or devote greater resources to the development, promotion and sale of products than we can. In addition, for a number of our larger competitors, the product market in which they currently compete with us is a small portion of their overall offering. These competitors might be willing and able to dramatically cut prices in our market in order to protect or grow other markets that are more important to their overall business. Current and potential competitors have established, and may in the future establish, cooperative relationships among themselves or with third parties, including mergers or acquisitions, to increase the ability of their products to address the needs of our current or prospective customers. If these competitors were to acquire significantly increased market share, it could have a material adverse effect on our business, financial condition or results of operations.
Our Multi-Tenant Cloud Offering Utilizes Open Source Software, and Any Failure to Comply With the Terms of One or More of These Open Source Licenses Could Negatively Affect Our Business.

Our multi-tenant cloud offering includes software covered by open source licenses, which may include, for example, free general public use licenses, open source front-end libraries, open source stand-alone applications and open source applications. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner than imposes unanticipated conditions or restrictions on our ability to market our multi-tenant cloud offering. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and multi-tenant cloud offering. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Given the nature of open source software, there is also a risk that third parties may assert copyright and other intellectual property infringement claims against us based on our use of certain open source software programs. Many of the risks associated with the usage of open source software cannot be eliminated, and could harm our business.
A Failure or Compromise of Our Information Security Measures Could Result in Substantial Harm to Our Reputation, Daily Operations or Profitability.

We utilize web-based systems and applications to process new sales and to provide support services to our customers and partners.  Because these systems are Internet-facing, they are necessarily subject to a variety of cyber-attacks, which, if successful, could disrupt our ability to process new orders and our ability to provide support services effectively.  Additionally, we house corporate intellectual property and varying amounts of sensitive customer information on our private network.

We have implemented technical and administrative controls designed to protect the confidentiality, integrity and availability of these systems and the data they house.  We have also implemented commercially available products and system tools designed to monitor, detect and/or prevent cyber-attacks and other malicious activity that may occur on our systems.  Additionally, we have developed and implemented processes to respond to and mitigate identified issues quickly and effectively.

If these security measures fail, are compromised or we fail to detect and mitigate any such compromise promptly, it could result in the loss of intellectual property, the breach of sensitive customer information entrusted to our care, damage to our reputation, disruption of routine operations and/or significant financial expense related to the mitigation or response to, or litigation resulting from, any particular issue.

We have not experienced any events, either individually or in aggregate, of a material nature or that resulted in any material financial impact or any material loss or exposure of sensitive data.

Industry-specific and Internet Regulation is Evolving and Unfavorable Industry-specific Laws or New Regulation of the Internet by Governmental Agencies Could Harm Our Business.

Our customers and potential customers do business in a variety of industries. Regulators in certain industries have adopted, and may in the future adopt, regulations regarding, among other things, the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws and regulations may limit customers’ use and adoption of our services and reduce overall demand for our services. For instance, an inability to satisfy certain voluntary third-party certification standards that our customers may expect, such as an attestation of compliance with the Payment Card Industry ("PCI") Data Security Standards, may have an adverse effect on our business. If, in the future, we are unable to achieve or maintain these industry-specific certifications or other requirements or standards relevant to our customers, it may adversely affect our sales and/or reputation. In some cases, industry-specific laws or regulations may also apply directly to us as a service provider. Any failure or perceived failure by us to comply with such requirements could have an adverse effect on our business.

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

Malicious Human Actions, Catastrophic Events or Disruption of Service at Our Data Centers May Disrupt Our Operations, Affect Our Operating Results and/or Delay Our Ability to Deliver Our Service to Our Customers.

We utilize third-party hosting facilities to provide services and support to our single-tenant cloud customers from a variety of data centers around the world. We do not have sole control over the operations of these facilities. These facilities, along with our systems and operations, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services, causing delays in completing sales, providing services or performing other mission-critical functions. The facilities also could be subject to break-ins, cyber-attacks, sabotage, intentional acts of vandalism and other misconduct and malicious activity.

The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may also cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results and financial condition. Likewise, events such as widespread blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our product, our business, operating results and financial condition could be materially and adversely affected.

Destruction or disruption of any of our critical business or information technology systems or a significant interruption, disruption or other performance problem with our service may harm our ability to conduct normal business operations and our operating results. This could reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate service and adversely affect our renewal rates and our ability to attract new customers.

Our Inability to Successfully Manage Our Complex Supplier and Other Third-Party Relationships Could Adversely Affect Us.

We have complex supplier and other third-party relationships, and the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities are complicated. We license technology from third parties that is embedded in some of our products, making aspects of our business reliant upon those third parties.  Some of these third parties that license technology to us are our competitors, or could become competitive with us in the future.  Certain license agreements permit either party to terminate all or a portion of the license without cause at any time. Further, some of the license agreements provide that upon acquisition of us by certain other third parties, we would have to pay a significant fee to continue the license. As a result, our inability to successfully manage these relationships or negotiate sufficient contractual terms could have a material adverse effect on us.
For certain of our sales, we supply hardware to support the implementation of our product offerings. We are dependent upon third parties for the supply of hardware components to our customers. If these hardware distributors experience financial, operational or quality assurance difficulties, or if there is any other disruption in our relationships, we may be required to locate alternative hardware sources. We are also subject to the following risks related to our hardware distribution system:

•	cancellations of orders or delays in delivering orders due to unavailability of hardware;

•	increased hardware prices, which may reduce our gross profit or make our products less price competitive;

•	additional development expense to modify our products to work with new hardware configurations; and

•	performance issues resulting from product changes by our hardware suppliers.

We cannot guarantee that we would be able to develop or locate alternative technology (including in situations where licensors cease to support and maintain what we license), or locate alternative hardware sources in a timely manner, on terms favorable to us, or at all. Even if we and/or our hardware distributors are successful in locating alternative sources of supply, alternative suppliers could increase prices significantly. In addition, alternative technology or hardware components may malfunction or have interoperability issues that do not currently exist. The use of new suppliers and/or technology and the modification of our products to function with new technology and/or systems would require testing and may require further modifications which may result in additional expense, diversion of management attention and other resources, inability to fulfill customer sales or delay in fulfillment, reduction in quality and reliability, customer dissatisfaction and other adverse effects on our reputation, business and operating results.

Existing and New Reseller Partners Are Important to Continued Growth.

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining productive relationships with our existing and future reseller partners and in recruiting and training additional reseller partners. We rely on these partners to market and support our product offerings and plan on continuing to rely on such partners in the future. We continue to expand our partner networks and may be unable to attract additional partners with both voice and data expertise or appropriate partners that will be able to market our products effectively and that will be qualified to provide timely and cost-effective customer support and service. We generally do not have long-term or exclusive agreements with our partners, and the loss of specific larger partners or a significant number of partners could materially adversely affect our business, financial condition or results of operations. In addition, due to the current economic conditions, the risk of failure of a specific partner or a significant number of partners is increased, which failure could also materially adversely affect our business, financial condition or results of operations.

If We Are Unable to Maintain the Compatibility of Our Software With Certain Other Products and Technologies, Our Future Business Would be Adversely Affected.

Our product offerings must integrate with software and hardware products provided by a number of our existing and potential competitors. For example, our products must integrate with phone switches made by the telephone switch vendors and computer telephony software products offered by other software providers. These competitors or their business partners could alter their products so that our offerings no longer integrate well with them, or they could delay or deny our access to software releases that allow us to timely adapt our offerings to integrate with their products. If we cannot adapt our product offerings to changes in necessary technology, it may significantly impair our ability to compete effectively, particularly if our offerings must integrate with the software and hardware offerings of our competitors.

Our Product Offerings Require Wide Area Networks and Internet, and We May be Unable to Sell Our Offerings Where Networks Do Not Perform Adequately.
Our product offerings also depend on the reliable performance of the wide area networks of businesses and organizations, including those that employ remote and mobile workers. If enterprise customers experience inadequate performance with their wide area networks, whether due to outages, component failures or otherwise, our product performance would be adversely affected. As a result, when these types of problems occur with these networks, our enterprise customers may not be able to immediately identify the source of the problem, and may conclude that the problem is related to our offerings. This could harm our relationships with our current enterprise customers and make it more difficult to attract new enterprise customers, which could negatively affect our business.

We May Not Be Able to Protect Our Proprietary Rights Adequately, Which Could Allow Third Parties to Copy or Otherwise Obtain and Use Our Technology Without Authorization.

We regard our product offerings as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as patents, licensing and other agreements with consultants, suppliers, partners and customers and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we license our products do not protect our product and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our offerings could materially adversely affect our business, results of operations or financial condition.

Specific, Negotiated Provisions in Agreements May Expose Us to Liability That Is Not Limited in Amount By the Terms of the Contract.
Certain contract provisions, principally confidentiality, security and indemnification obligations in certain of our license and subscription agreements, could expose us to risks of loss that, in some cases, are not limited by contract to a specified maximum amount but are generally limited by various pre-conditions to coverage.  We could be subject to additional liability and our business, financial condition and results of operations could be materially and adversely affected if those seeking to enforce these contract provisions are successful in their assertions.

Infringement Claims Could Adversely Affect Us.

Third parties have claimed and may in the future claim that our technology infringes their proprietary rights. As the number of products in our target markets increases and the functionality of these products overlap, we believe that software developers may face additional infringement claims.

Infringement claims, even if without merit, can be time consuming and expensive to defend. A third party asserting infringement claims against us or our customers with respect to our current or future offerings may require us to enter into costly royalty arrangements or litigation, or otherwise materially adversely affect us.

We Depend on Key Personnel and Must Retain and Recruit Skilled Personnel, for Which Competition Is Intense.

Our success depends in large part on the continued service of our key personnel, particularly Dr. Donald E. Brown, our Chief Executive Officer and largest shareholder. The loss of the services of Dr. Brown or other key personnel could have a material adverse effect on our business, financial condition or results of operations. Our future success also depends on our ability to attract, train, assimilate and retain additional qualified personnel. Competition for persons with skills in the software industry is intense, particularly for those with relevant technical and/or sales experience. We may not be able to retain our key employees or may not be able to attract, train, assimilate or retain other highly qualified personnel in the future.

Our International Operations Involve Financial and Operational Risks Which May Adversely Affect Our Business and Operating Results.

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international partners. Non-North American revenues accounted for 28%, 29% and 26% of our total revenues for each of the years ended December 31, 2015, 2014 and 2013, respectively. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. Risks inherent in our international business activities may include the following:

•	economic and political instability;

•	unexpected changes in foreign regulatory requirements and laws;

•	tariffs and other trade barriers;

•	timing, cost and potential difficulty of adapting our products to the local language in those foreign countries that do not use the English alphabet, such as Japan, Korea and China;

•	lack of acceptance of our product offerings in foreign countries;

•	longer sales cycles and accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of funds;

•	acts of terrorism; and

•	increased government regulations related to increasing or reducing business activity in various countries.

Fluctuations in exchange rates between the United States dollar and other currencies have had, and in the future could have, a material adverse effect on our business, financial condition or results of operations, and particularly, on our operating margins and net income. We maintain a currency hedging program to help mitigate future effects of fluctuations in the foreign exchange rates on cash and receivables. These hedging techniques may not be successful. Exchange rate fluctuations could also make our offerings more expensive than competitive offerings not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.

We Have Made Acquisitions and May Pursue Acquisitions That Present Risks and May Not be Successful.

We have acquired companies and in the future we may pursue acquisitions to diversify our product offerings and customer base, to strengthen our distribution channel or for other strategic purposes. Our recent or future acquisitions may not be successful. The following are some of the risks associated with our acquisitions that could have a material adverse effect on our business, financial condition or results of operations:

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

•
we may not have sufficient cash on hand to fund future acquisitions, and even if additional debt or equity financing is available, it may not be on terms that are favorable to us or sufficient for our needs. In addition, if we finance future acquisitions by issuing common stock for some or all of the purchase price, this could dilute the ownership interest of our shareholders. We may also be required to recognize expense related to intangible assets recorded in future acquisitions.

Changes in Corporate Taxes or Adverse Outcomes Resulting from Examination of Our Income Tax Returns Could Adversely Affect Our Results.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows.

If amounts included in tax returns are increased, reduced or disallowed, it would affect our loss carryforwards and tax credits and the amount of expected future non-cash income tax expense used by management and investors. Judgment is required to determine the recognition and measurement attributes prescribed in FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). In addition, FASB ASC 740 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain tax jurisdictions is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. We have also recorded state and local income tax incentives as a reduction of certain operating expenses and if those incentives were to be disallowed we may be required to record additional expense. In addition, we are subject to the examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these continuous examinations may have an adverse effect on our operating results and financial condition.

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

In May 2015, we issued $150.0 million aggregate principal amount of 1.25% convertible senior notes (the "Notes") due June 1, 2020, unless earlier purchased or converted. Interest is payable semi-annually, in arrears, on June 1 and December 1 of each year, and we made our first interest payment on December 1, 2015. Our indebtedness may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate or other purposes. A portion of our cash flows from operations may have to be dedicated towards repaying the principal beginning in 2020 or earlier if necessary, or in the event the conditional conversion feature of the Notes is triggered, one or more holders elect to convert their Notes and we settle all or a portion of our conversion obligation through the payment of cash. In addition, if the conditional conversion feature is triggered, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We cannot control many of these factors. Our future operations may not generate sufficient cash to enable us to repay our debt. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to pay our indebtedness when due, we may be required to renegotiate the terms of the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. In the future, we may not be able to successfully renegotiate such terms, any such refinancing may not be possible and any additional financing may not be on terms that are favorable or acceptable to us.

We Are Exposed to Fluctuations in the Market Value of Our Money Market Funds and Investments. The Financial Pressure on Investment Institutions Managing Our Investments or the Failure of Such Entities May Lead to Restrictions on Access to Our Investments Which Could Negatively Impact Our Balance of Cash and Cash Equivalents, thus Affecting Our Overall Financial Condition.

We maintain an investment portfolio of various holdings and maturities of up to three years. These securities are recorded on our consolidated balance sheets at fair value. This portfolio includes money market funds, U.S. treasuries, asset-backed securities, notes, bonds and commercial paper of various issuers. If the debt of these issuers is downgraded, the carrying value of these investments could be impaired. In addition, we could also face default risk from some of these issuers, which could cause the carrying value to be impaired. Financial institutions have been under significant pressure over the past several years. Should one or more of the financial institutions managing our invested funds experience increased financial pressure resulting in bankruptcy, or the threat of bankruptcy, access to our funds may be restricted for a period of time and may also result in losses on those funds.

Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets.

Our Stock Price Has Been and Could Continue to Be Highly Volatile.

Our stock price has been and could continue to be highly volatile due to a number of factors, including:

•	actual or anticipated fluctuations in our operating results;

•	announcements by us, our competitors or our customers;

•	technological innovations by us and others;

•	the operating and stock price performance of other comparable companies or of our competitors;

•	the availability for future sale, or sales, of a substantial number of shares of our common stock in the public market; and

•	general market or economic conditions.

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

If Securities or Industry Analysts Do Not Publish Research or Reports About Our Business, or Publish Negative Reports About Our Business, Our Share Price and Trading Volume Could Decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one of more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Changes Made to Generally Accepted Accounting Principles and Other Legislative Changes May Impact Our Business.

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

Failure to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.
The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") imposes certain duties on us and our executives and directors. We are also required to comply with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities, and we expect these efforts to require the continued commitment of significant resources.

If we fail to maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to shareholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

Anti-Takeover Provisions in Our Organizational Documents and Indiana Law Make Any Change in Control of Us More Difficult, May Discourage Bids at a Premium over the Market Price and May Adversely Affect the Market Price of Our Stock.

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

The Indiana Business Corporation Law ("IBCL") contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our board of directors. The IBCL also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition is approved. We have not opted out of the business combination or control share acquisition provisions.

The Accounting Method for Convertible Debt Securities That May Be Settled in Cash, Such As the Notes, Could Have a Material Effect on Our Reported Financial Results.

FASB ASC Subtopic 470-20 ("FASB ASC 470-20"), Debt with Conversion and Other Options, requires an entity to separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s non-convertible debt interest rate. Accordingly, the equity component of the Notes is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet at the issuance date, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to recognize a greater amount of non-cash interest expense in our consolidated statements of operations in the current and future periods presented as a result of the amortization of the discounted carrying value of the Notes to their principal amount over the term of the Notes. We will report lower net income (or greater net losses) in our consolidated financial results because FASB ASC 470-20 will require interest to include both the current period’s amortization of the original issue discount and the instrument’s convertible cash coupon. This could adversely affect our future consolidated financial results, the trading price of our common stock and the trading price of the Notes.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our world headquarters is located in approximately 425,000 square feet of space in four leased office buildings in Indianapolis, Indiana. In May 2014, we entered into new separate lease agreements with Duke Realty Limited Partnership for three of the office buildings, one of which expires in March 2018 and two of which expire on or after June 30, 2025. Also in May 2014, we entered into a lease agreement with Duke Construction Limited Partnership to expand our world headquarters to include a fourth, build-to-suit office building in Indianapolis, Indiana. The construction of the fourth office building was completed in June 2015 and the lease term expires in June 2025.

We also have a leased product distribution center in Indianapolis, Indiana. We lease five regional offices in the United States that are located in Annapolis, Maryland; Herndon, Virginia; Irvine, California; Columbia, South Carolina; and Jacksonville, Florida. Additionally, we lease offices for each of our Canada, EMEA and APAC operations in Montreal, Quebec; Slough, United Kingdom; Tokyo, Japan; Sydney, Australia; Frankfurt, Germany; Amsterdam, Netherlands; and Kuala Lumpur, Malaysia and have several other office leases throughout the United States and in 20 other countries. See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our lease commitments.

We believe all of our facilities, including our world headquarters, regional offices and international offices in EMEA and APAC, are adequate and well suited to accommodate our business operations. We continuously review space requirements to ensure we have adequate room for growth in the future.

ITEM 3.    LEGAL PROCEEDINGS.

The information set forth under "Legal Proceedings" in Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the ticker symbol "ININ." The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our common stock, as reported by The NASDAQ Global Select Market:

	2015		2014
Quarter Ended:	High	Low	High	Low
March 31	$48.48	$39.09	$81.59	$65.19
June 30	50.39	40.50	75.33	45.86
September 30	46.20	28.64	56.64	40.35
December 31	35.97	28.70	55.65	35.87

As of February 15, 2016, there were 82 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance and expand our operations and repay our outstanding debt. Any future determination to declare or pay cash dividends will be at the discretion of our Board of Directors based upon our financial condition, operating results, capital requirements and other factors that they deem relevant.

Performance Graph

The following graph compares the cumulative total return to shareholders of our common stock from December 31, 2010 through December 31, 2015 with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the "S&P 500 Index") and (ii) the Research Data Group Software Composite Index (the "RDG Software Composite Index"). The graph assumes an investment of $100 on December 31, 2010 in each of our common stock, the S&P 500 Index and the RDG Software Composite Index (and the reinvestment of all dividends). The performance shown is not necessarily indicative of future performance. The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown is not indicative of, and is not intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	Cumulative Total Return
	Years Ended December 31,
	2010	2011	2012	2013	2014	2015
Interactive Intelligence Group, Inc.	$100.00	$87.61	$128.21	$257.49	$183.10	$120.11
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
RDG Software Composite	100.00	92.42	106.63	142.37	165.41	182.58

The preceding Performance Graph and related information shall not be deemed "soliciting material," or to be "filed" with the SEC, nor shall such information be incorporated by reference in any filing of Interactive Intelligence Group, Inc. under the Exchange Act or the Securities Act of 1933 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The remaining information required by this Item 5 concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference to Item 12 of this Annual Report on Form 10-K.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data (in thousands, except per share amounts) is qualified by, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto contained in Items 7 and 8, respectively, of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:
	Years Ended December 31,
	2015	2014	2013	2012	2011
Total revenues	$390,862	$341,296	$318,234	$237,365	$209,526
Gross profit	237,242	205,234	205,084	159,547	144,101
Operating (loss) income	(15,412)	(17,779)	14,397	1,083	21,641
Net (loss) income	(21,827)	(41,367)	9,515	906	14,798
Net (loss) income per share:
Basic	$(1.01)	$(1.98)	$0.47	$0.05	$0.79
Diluted	(1.01)	(1.98)	0.45	0.04	0.74

Consolidated Balance Sheet Data:
	As of December 31,
	2015	2014	2013	2012	2011
Cash, cash equivalents and investments	$189,493	$61,704	$107,830	$80,630	$92,469
Net working capital	149,700	47,431	104,271	56,069	64,069
Total assets	493,533	338,723	353,222	281,796	232,802
Total shareholders’ equity	184,030	170,730	189,355	144,117	129,974

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of our past performance, as well as our current and potential future financial condition and should be read in conjunction with other sections of this Annual Report on Form 10-K, including Item 1 "Business;" Item 6 "Selected Consolidated Financial Data;" and Item 8 "Consolidated Financial Statements and Supplementary Data." Investors should carefully review the information contained in this Annual Report on Form 10-K under Item 1A "Risk Factors." The following will be discussed:

•	Overview

•	Outlook for 2016

•	Critical Accounting Policies and Estimates

•	Revenues and Business Highlights

•	Trends and Non-GAAP Metrics

•	Comparison of Years Ended December 31, 2015, 2014 and 2013

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Off-Balance Sheet Arrangements

Overview

Our Business

Interactive Intelligence Group, Inc. (together with its consolidated subsidiaries, "Interactive Intelligence," "we," "us" or "our") is a global provider of software and cloud services for customer engagement, communications and collaboration. We are the only vendor to be recognized by leading industry analyst firm Gartner, Inc. as a market leader in both its Magic Quadrant for Contact Center Infrastructure, 2015 (for our on-premises offering) and its Magic Quadrant for Contact Center as a Service, North America 2015 (for our cloud offerings). We offer three types of products: on-premises software; a single-tenant cloud service; and a multi-tenant cloud service. Our offerings are used across a wide variety of vertical industries, including accounts receivable management, banking, government, healthcare, insurance, manufacturing, outsourcing, utilities and retail, among others. We continue to invest in the development of both our on-premises and cloud offerings, with particular emphasis on our latest cloud services delivered by our PureCloudSM ("PureCloud") Platform. This cloud platform was designed as a set of components that work independently of each other to deliver coordinated services (a "microservices architecture"). The PureCloud Platform leverages Amazon Web Services ("AWS") and has a comprehensive set of features capable of delivering cloud services for organizations of all types and sizes. The first PureCloud services were released in North America in March 2015. Subsequent releases were made available in 2015 in Australia, New Zealand and throughout Europe.
For further information on our business and the products and services we offer, see Part I, Item 1, "Business" in this Annual Report on Form 10-K.

Outlook for 2016

We have three financial and strategic goals for 2016. First, we plan to grow cloud subscription revenues, led by PureCloud, and intend to do so by focusing on lead generation, the sales and partner incentives we plan to offer and our delivery and back-end processes for our PureCloud offerings. Our second focus is on generating cash. We plan to do this by continuing to build our base of recurring revenues, encouraging customers to pay annually to receive discounts and through our on-premises sales. Lastly, we will focus on further developing operating efficiencies throughout our business to create more leverage on the bottom line.

Our guidance for 2016 includes estimated total recognized revenue of approximately $440 million, which represents growth of approximately 13% compared to 2015. Our guidance also includes cloud subscription revenues of approximately $142 million to $148 million, which represents growth of approximately 45% to 51% compared to 2015. We continue to execute on our strategy to increase recurring cloud revenues year-over-year. We expect our license and hardware revenues to decline in 2016, as we believe an increasingly higher percentage of our customers will select our multi-tenant cloud offering, but the rate of this decline will depend on customer purchase decisions, and, if different from our expectations, these decisions may materially affect, positively or negatively, our results of operations. There can be no assurance that our outlook for 2016 as set forth above will be achieved, and actual results may be materially and adversely different from our current projections.

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

Sources of Revenues and Revenue Recognition Policy

Recurring revenues are generated from fees from our cloud offerings and annual support fees from on-premises license agreements. License and hardware revenues are generated from licensing the right to use our software on-premises and, in certain instances, selling hardware as a component of our offering. Services revenues are generated primarily from professional and educational services fees. Revenues are generated by direct sales to customers and by indirect sales through our partner channels.

Recurring Revenues

We generate recurring revenues from our cloud offerings and annual support fees. Our single-tenant and some of our multi-tenant cloud customers pay a minimum monthly fee to use a specified number of software licenses, plus any overages above the minimum. Customers are generally billed the greater of their minimum monthly fee or actual usage, and revenues are recognized monthly as services are delivered. Other multi-tenant cloud customers have signed month-to-month contracts and are billed monthly for actual usage. This revenue is recognized monthly as services are delivered. The total contract fee also includes an implementation fee, which is recognized ratably over the term of the contract.

We recognize annual support fees ratably over the post-contract support period, which is typically 12 months, but may extend up to three years if prepaid.

License and Hardware Revenues

The following criteria must be met before we recognize any revenue from a perpetual license agreement:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Collection is probable; and

•	Delivery has occurred.

Upon meeting the revenue recognition criteria above, we immediately recognize as license and hardware revenues the residual amount of the total contract fees if sufficient vendor specific objective evidence ("VSOE") of fair value exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient VSOE of fair value for the undelivered elements does not exist, we recognize the initial license fee as license and hardware revenues ratably over the initial term of the support agreement once support is the only undelivered element. The support period is generally 12 months but may be up to 18 months for initial sales because support begins when the licenses are downloaded, when support commences or no more than six months following the contract date. If the contract includes prepaid support, the support period may be up to 36 months. We determine VSOE of fair value for support in on-premises arrangements based on substantive renewal rates the customer must pay to renew the support. The VSOE of fair value for other services is based on amounts charged when the services are sold in stand-alone sales.

We recognize revenues related to any hardware sales when the hardware is delivered and all other revenue recognition criteria noted above are met.

Services Revenues

We generate services revenues from professional services, which include implementing our product offerings and subsequent services engagements, and from educational services, which consist of training courses for customers and partners. Services revenues are recognized as the services are performed.

Goodwill and Other Intangible Assets

We review goodwill and intangible assets with indefinite lives for impairment at least annually in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2011-8, Testing Goodwill for Impairment ("FASB ASU 2011-8"), which amends FASB Accounting Standards Codification ("ASC") Topic 350, Intangibles – Goodwill and Other ("FASB ASC 350"). This guidance requires us to perform the goodwill impairment analysis annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount.  Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the operating segment level as we have determined that the characteristics of the reporting units within our operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance. Based on the quantitative review, we determined that the fair value of our reporting unit was greater than its carrying amount. We determined no indication of impairment existed as of December 31, 2015 when the annual impairment tests were performed for goodwill and indefinite-lived intangible assets.

See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on goodwill and other intangible assets.

Stock-Based Compensation Expense

Consistent with FASB ASC Topic 718, Compensation – Stock Compensation ("FASB ASC 718"), we continue to use the Black-Scholes option-pricing model as our method of valuation for stock option awards. Our determination of fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected term of the awards and an expected risk-free rate of return. If factors change and we use different assumptions for estimating stock-based compensation expense associated with awards granted in future periods, stock option compensation expense may differ materially in the future from that recorded in the current period.

We record compensation expense for stock-based awards using the straight-line method, which is recorded into earnings over the vesting period of the award. Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2015, 2014 and 2013 was $16.2 million, $13.3 million and $9.2 million, respectively. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our stock-based compensation.

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

FASB ASC Topic 740, Income Taxes ("FASB ASC 740"), establishes financial accounting and reporting standards for the effect of income taxes. We are subject to federal and state income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income prior to the period in which temporary differences such as loss carryforwards and tax credits expire. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryback and carryforward periods), projected future taxable income and tax planning strategies in making this assessment. During the fourth quarter of 2014, we recorded deferred income tax expense of $33.4 million related to recording a valuation allowance to reduce a significant portion of our deferred tax assets. We have incurred cumulative tax losses in recent periods due to our business model shift to the cloud. Such tax losses may continue for a period of time. This deferred income tax expense reflects our assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future, but has no effect on our ability to use deferred tax assets, such as loss carryforwards and tax credits, to reduce future tax payments.

See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our income taxes.

Research and Development

Research and development ("R&D") expenditures for our on-premises and single-tenant cloud offerings are generally expensed as incurred. FASB ASC Topic 985, Software, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Historically, costs incurred by us between completion of the working model and the point at which the product is ready for general release have been insignificant as it related to our on-premises and single-tenant cloud offerings.

We capitalize certain costs related to our PureCloud Platform in accordance with FASB ASC 350-40, Internal Use Software.  Once a product has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use.  The capitalization of costs ceases upon completion of all substantial testing.  Costs incurred in the preliminary stages of development, maintenance and training costs are expensed as incurred.

R&D expenses were $73.2 million, $59.5 million and $50.4 million in 2015, 2014 and 2013, respectively. In addition to these R&D expenses, we capitalized $12.7 million, $16.9 million and $3.6 million of development costs for internal use software during 2015, 2014 and 2013, respectively, related to the development of our PureCloud Platform. We began amortizing development costs related to PureCloud CollaborateSM, PureCloud CommunicateSM and PureCloud EngageSM during 2015, with such amortization included in costs of recurring revenue. We will continue to capitalize development costs related to new PureCloud offerings and will begin amortizing such costs once those offerings are released for general availability. Our R&D group is structured into technical teams, each of which follows formal processes for enhancements, release management and technical reviews. R&D expenses include a testing department that utilizes automated techniques to stress test our core software. We continue to make R&D a priority in our business in order to remain on the forefront of innovation.

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs in connection with loss contingencies are expensed as incurred.

Revenues and Business Highlights

The following table sets forth our total revenues (in millions) and the annual growth percentage over the previous year for the past five years.

Revenues

Year	Revenues	Growth %
2015	$390.9	15%
2014	341.3	7
2013	318.2	34
2012	237.4	13
2011	209.5	26

Geographic Mix

The following table shows the percentage of revenues derived from each of our geographic regions for the periods presented:

	Years Ended December 31,
	2015	2014	2013
Americas	75%	74%	74%
Europe, Middle East and Africa	17	18	18
Asia-Pacific	8	8	8

Foreign Currency Impact on Profitability

Due to the continued strengthening of the U.S. dollar against international currencies, we recognized $13.5 million less in revenue for the year ended December 31, 2015 than we would have utilizing foreign exchange rates in effect during 2014. Since we operate in many international locations, the year-over-year change in foreign exchange rates positively impacted the expenses we recorded for year ended December 31, 2015, resulting in a net negative impact on operating income of $2.4 million for the year ended December 31, 2015.

Convertible Notes Issuance

In May 2015, we issued $150.0 million aggregate principal amount of 1.25% convertible senior notes (the "Notes") due June 1, 2020, unless earlier purchased by us or converted. Interest is payable semi-annually, in arrears, on June 1 and December 1 of each year. We made our first interest payment on December 1, 2015. See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our issuance of the Notes. For a discussion of the impact of the Notes offering on our liquidity and the expected use of the proceeds from the offering, see "Liquidity and Capital Resources" below.

Acquisitions

On May 14, 2014, we entered into a stock purchase agreement and acquired OrgSpan, Inc. ("OrgSpan"), a privately held provider of cloud-based enterprise social communication solutions.  We funded the purchase of OrgSpan partially with cash on hand and partially with restricted shares of our common stock.  Additional details for the acquisition are as follows:

Company	Description of Company	Purchase Price	Working Capital Amount Acquired	Escrow Amount	# of Employees
OrgSpan	Cloud-based enterprise social communications solutions provider	$14.1 million	—	—	38

See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our OrgSpan acquisition.

Trends and Non-GAAP Metrics

Our management monitors certain key measures to assess our financial results. In particular, we track trends in recurring revenues, license and hardware revenues, overage fees from cloud subscriptions and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are controlling costs. We also regularly examine operating cash flow and free cash flow, which we define as operating cash flow less capital expenditures and capitalized software. Trends in revenue, operating expenses and net income will affect cash flow, as will other factors such as cash collections on accounts receivables, cash used for vendor payments and capital expenditures. For additional discussions regarding trends, see "Outlook for 2016" and "Revenues and Business Highlights" above, as well as "Comparison of Years Ended December 31, 2015, 2014 and 2013" and "Liquidity and Capital Resources" below.

Our management monitors diluted earnings per share ("EPS"), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America ("GAAP"). In addition to measures based on GAAP, our management monitors non-GAAP operating income and margin, non-GAAP net income and non-GAAP EPS to analyze our business. These non-GAAP measures include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments, exclude non-cash stock-based compensation expense, certain acquisition-related expenses, the amortization of certain intangible assets related to acquisitions, non-cash expense related to establishing the valuation allowance for our deferred tax assets and the amortization of the debt discounts and issuance costs and adjust for non-GAAP income tax expense. These measures are not in accordance with, or an alternative for, GAAP and may be different from non-GAAP measures used by other companies. Stock-based compensation expense, amortization of intangibles related to acquisitions, expenses related to the valuation allowance for our deferred tax assets and the amortization of the debt discounts and issuance costs are non-cash and non-GAAP income tax expense is pro forma based on non-GAAP earnings. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management's and investors' ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense, certain acquisition-related expenses, amortization of intangibles related to acquisitions and amortization of the debt discounts and issuance costs can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also reviews financial statements that exclude stock-based compensation expense, certain acquisition-related expenses, amortization of intangibles amounts related to acquisitions, expense related to the valuation allowance for our deferred tax assets, amortization of the debt discounts and issuance costs and pro forma income tax expense for its internal budgets.

The following table provides a reconciliation of GAAP net (loss) income, GAAP operating (loss) income and GAAP diluted EPS with their non-GAAP counterparts for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	($ in thousands)
Net (loss) income, as reported	$(21,827)	$(41,367)	$9,515
Purchase accounting adjustments:
Increase to revenues:
Recurring	10	17	202
Reduction of operating expenses:
Customer relationships	1,556	1,701	1,682
Technology	715	540	196
Non-compete agreements	197	180	180
Acquisition costs	24	612	48
Total	2,502	3,050	2,308
Non-cash stock-based compensation expense:
Costs of recurring revenues	1,828	1,345	806
Costs of services revenues	717	432	245
Sales and marketing	3,959	4,077	3,109
Research and development	5,273	4,027	2,733
General and administrative	4,386	3,378	2,354
Total	16,163	13,259	9,247
Amortization of debt discount and issuance costs	3,603	—	—
Non-GAAP income tax expense adjustment	648	(6,665)	(4,388)
Deferred tax asset valuation allowance	—	33,420	—
Non-GAAP net income	$1,089	$1,697	$16,682

Operating (loss) income, as reported	$(15,412)	$(17,779)	$14,397
Purchase accounting adjustments	2,502	3,050	2,308
Non-cash stock-based compensation expense	16,163	13,259	9,247
Non-GAAP operating income (loss)	$3,253	$(1,470)	$25,952

Diluted EPS, as reported	$(1.01)	$(1.98)	$0.45
Purchase accounting adjustments	0.12	0.15	0.11
Non-cash stock-based compensation expense	0.75	0.63	0.44
Amortization of debt discount and issuance costs	0.17	—	—
Non-GAAP income tax expense adjustment	0.03	(0.31)	(0.21)
Deferred tax asset valuation allowance	—	1.60	—
Non-GAAP diluted EPS	$0.06	$0.09	$0.79

Comparison of Years Ended December 31, 2015, 2014 and 2013

Revenues

Our revenues include:  (i) recurring revenues; (ii) license and hardware revenues; and (iii) services revenues.  These revenues are generated through direct sales to customers and through our partner channels.

Recurring revenues include subscription revenues from our implemented cloud offerings and support fees from on-premises license agreements. The support fees are recognized over the support period, generally between one and three years. Cloud subscriptions have historically been for periods of up to five years; however, beginning in 2015, we began offering one year contracts to simplify the contracting process, accelerate the sales cycle and encourage annual upfront cash payments.

License and hardware revenues include license fees for on-premises software and sales of hardware. Not all on-premises software and hardware product sales are recognized as revenue when they are received because of product general availability, certain contractual terms or the collection history with particular customers or partners. Consequently, license and hardware revenues for any particular period not only reflect certain sales received in the current period, but also include certain sales received but deferred in previous periods and recognized in the current period. In addition, a portion of license and hardware sales are related to support and recognized over the support period as recurring revenues.

Services revenues primarily include professional and education services fees. Services revenues fluctuate based on the product implementation requirements of our customers and partners as well as the number of attendees at our training classes.

Total revenues for the year ended December 31, 2015 were negatively impacted by $13.5 million due to year-over-year changes in foreign exchange rates.

	Years Ended December 31,			Percent of Total Revenues			Increase (Decrease) Between Periods
	2015	2014	2013	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

	($ in thousands)			(%)			(%)
Recurring	$230,697	$187,373	$147,941	59.0	54.9	46.5	23	27
License and hardware	99,001	99,200	117,708	25.3	29.1	37.0	—	(16)
Services	61,164	54,723	52,585	15.7	16.0	16.5	12	4
Total revenues	$390,862	$341,296	$318,234				15	7

Recurring Revenues 2015 vs. 2014 and 2014 vs. 2013

The breakdown of recurring revenues was as follows:

	Years Ended December 31,			Increase Between Periods
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

	($ in thousands)			(%)
Support fees	$132,812	$126,882	$113,767	5	12
Cloud subscriptions	97,885	60,491	34,174	62	77
Total	$230,697	$187,373	$147,941	23	27

Cloud subscription revenues increased in both comparative periods due to new customer implementations, upgrades and additional subscriptions from or usage by existing customers. Our support fees increased with the continued growth of our installed base of on-premises customers. Renewal rates were consistent between 2015 and 2014. The average sales price per user for our cloud offerings varies from period to period, but remained within a consistent range during 2015 compared to 2014.

Our unbilled future cloud subscription revenues were $302.3 million and $298.5 million as of December 31, 2015 and 2014, respectively. These unbilled cloud subscription revenues are not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not yet been invoiced to the customer. Unbilled future cloud subscription revenues did not increase significantly from 2014 to 2015 as the subscriptions for our single-tenant cloud offering have primarily been one year in length since the beginning of 2015, compared to contracts that were historically three to five years in length prior to 2015.

License and Hardware Revenues 2015 vs. 2014 and 2014 vs. 2013

License and hardware revenues remained at consistent levels during the years ended December 31, 2015 and 2014. License and hardware revenues decreased during the year ended December 31, 2014 compared to the same period in 2013 due to the impact of more customers choosing our cloud offerings.

Service Revenues 2015 vs. 2014 and 2014 vs. 2013

Services revenues increased during both comparative periods primarily due to continued growth in the number and scope of professional services engagements. In addition, we received a higher number of on-premises sales in the first half of 2015 compared to the first half of 2014 which were being implemented and recognized in the second half of 2015. While we generate services revenues from both on-premises sales and cloud subscriptions, on-premises sales have historically involved deployments requiring more customized products and longer professional services engagements per implementation than cloud subscriptions.

Costs of Revenues

Our costs of revenues include the cost of:  (i) recurring revenues; (ii) license and hardware revenues; and (iii) services revenues.

Costs of recurring revenues consist primarily of compensation expenses for technical support personnel as well as costs associated with deploying our single-tenant cloud offering. Some costs related to our single-tenant cloud offering, such as equipment costs, are recognized over time, but others, such as compensation and travel-related expenses, are recognized as incurred.  Some of these costs are fixed while others are variable based on usage and call volume. Our recurring revenue margin improved during 2015, and we expect it to continue to improve as this portion of our business continues to scale and as we implement operational efficiencies throughout our infrastructure.

Costs of license and hardware revenues consist of hardware costs (including media servers, Interaction Gateway® appliances and Interaction SIP Stations™ that we develop, as well as servers, telephone handsets and gateways that we purchase and resell), royalties for third-party software and other technologies included in our product offerings, as well as personnel costs and product distribution facility costs. These costs can fluctuate depending on which software products are licensed (including third-party software) and the dollar amount of sales for hardware and appliances.

Costs of services revenues consist primarily of compensation expenses for our professional services and educational personnel.

	Years Ended December 31,			Percent of Total Revenues			Increase (Decrease) Between Periods
	2015	2014	2013	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

	($ in thousands)			(%)			(%)
Recurring	$82,147	$63,917	$44,961	21.0	18.7	14.1	29	42
License and hardware	26,999	28,089	29,429	6.9	8.1	9.2	(4)	(5)
Services	44,474	44,056	38,760	11.4	12.9	12.2	1	14
Total costs of revenues	$153,620	$136,062	$113,150				13	20
Recurring revenue gross margin	64.4%	65.9%	69.6%
License and hardware revenue gross margin	72.7%	71.7%	75.0%
Services revenue gross margin	27.3%	19.5%	26.3%

Costs of Recurring Revenues 2015 vs. 2014 and 2014 vs. 2013

Costs of recurring revenues increased in both comparative periods primarily due to increases in compensation expenses related to an increase in staffing to support our expanding customer base and the growing number of cloud deployments, as well as related increases in depreciation, telecommunications, data center and other related expenses as we have continued to build the infrastructure to support our cloud deployments around the world. Additionally, we began amortizing development costs related to PureCloud CollaborateSM, PureCloud CommunicateSM and PureCloud EngageSM during 2015. We amortized $3.9 million of PureCloud development costs during the year ended December 31, 2015 compared to no PureCloud amortization during the same periods in 2014 and 2013. The gross margin on recurring revenue decreased in 2015 compared to 2014 due to the amortization of PureCloud development costs during 2015. Excluding this amortization, recurring revenue gross margin would have been 66.1% for the year ended December 31, 2015. The gross margin on recurring revenue decreased in 2014 compared to 2013 due to the relative increase in cloud revenues which historically have had a lower gross margin than support fees.

Costs of License and Hardware Revenues 2015 vs. 2014 and 2014 vs. 2013

Costs of license and hardware revenues decreased in both comparative periods primarily due to lower license and hardware revenues and the related decreases in direct operating expenses. Our license and hardware gross margin increased slightly during 2015 compared to 2014 due to an increase in software license revenues, which historically have had a higher margin than hardware. Our license and hardware gross margin decreased during 2014 compared to 2013 due to a higher mix of hardware revenues, which historically have had a lower gross margin than software licenses, as well as increases in third party costs. Third party costs fluctuate based on the mix of software sold.

Costs of Services Revenues 2015 vs. 2014 and 2014 vs. 2013

Costs of services revenues remained relatively consistent during 2015 compared to 2014. Our services gross margin increased during 2015, as we utilized lower cost personnel for more routine implementation services.

Costs of services revenues increased, resulting in a decrease in services revenue gross margin, primarily due to an increase in compensation, travel and other direct expenses resulting from an increase in staff hired to meet the demand for our professional services.  We also supplemented our services staff by increasing our utilization of third parties to assist with customer implementations, resulting in increased outsourced services expense.

Gross Profit 2015 vs. 2014 and 2014 vs. 2013

	Years Ended December 31,
	2015	2014	2013

	($ in thousands)
Gross profit	$237,242	$205,234	$205,084
Change from prior year	16%	—%	29%
Gross margin % of revenues	60.7%	60.1%	64.4%

Gross margin increased during 2015 compared to 2014 primarily due to improvements in cloud subscriptions and services gross margins resulting from efficiencies in our operating model.

Gross margin decreased during 2014 compared to 2013 primarily due to our investment in technical staff and increased data center costs to support our expanding cloud customer base.

Operating Expenses

Our operating expenses include the costs for:  (i) sales and marketing; (ii) research and development; and (iii) general and administrative operations.

Sales and marketing expenses primarily include compensation, travel and promotional costs related to our sales, marketing, client success and channel management operations for our on-premises and cloud deployments. We expect these expenses to increase marginally in future periods as we develop our inside sales organization and increase expenses for lead generation and digital marketing efforts.

Research and development expenses are comprised primarily of compensation expense, allocated overhead costs and depreciation expenses. We expect research and development expenses will increase in 2016 compared to 2015, as we significantly reduced the amount of research and development costs that we capitalize, and increased the amount of such costs that we expense, when we released three PureCloud products in the second quarter of 2015. We believe that continued investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced offerings.

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal, professional fees and bad debt expense. We expect that general and administrative expenses will increase slightly in 2016 compared to 2015, as we expand our business infrastructure to meet business requirements.

	Years Ended December 31,			Percent of Total Revenues			Increase Between Periods
	2015	2014	2013	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

	($ in thousands)			(%)			(%)
Sales and marketing	$130,237	$119,143	$103,777	33.3	34.9	32.6	9	15
Research and development	73,198	59,482	50,397	18.7	17.4	15.8	23	18
General and administrative	49,219	44,388	36,513	12.6	13.0	10.9	11	22
Total operating expenses	$252,654	$223,013	$190,687				13	17

Sales and Marketing 2015 vs. 2014 and 2014 vs. 2013

Sales and marketing expenses increased in both comparative periods primarily due to increases in compensation expenses and other related expenses resulting from sales staffing increases. We also increased spending on marketing programs, including promotional and branding initiatives, during 2014 compared to 2013.

Research and Development 2015 vs. 2014 and 2014 vs. 2013

Research and development expenses increased in both comparative periods primarily due to increases in compensation expenses resulting from staffing increases and the utilization of AWS to support the PureCloud Platform development. The increase during 2015 compared to 2014 was also due to lower capitalization of PureCloud Platform development costs, as detailed below. The increase during 2014 compared to 2013 was also due to increased expenses related to outsourced services for localization and third party data center services as well as recruiting expenses to support staffing increases.

We capitalized $12.7 million, $16.9 million and $3.6 million of development costs for internal use software for our PureCloud Platform during 2015, 2014 and 2013, respectively. We began amortizing development costs related to PureCloud CollaborateSM, PureCloud CommunicateSM and PureCloud EngageSM during the second quarter of 2015, with such amortization included in costs of recurring revenue. We will continue to capitalize development costs related to new PureCloud offerings and will begin amortizing such costs once those offerings are released for general availability. Including these capitalized costs, research and development costs increased 12% in 2015 compared to 2014 and 41% in 2014 compared to 2013.

General and Administrative 2015 vs. 2014 and 2014 vs. 2013

General and administrative expenses increased in both comparative periods primarily due to an increase in compensation expenses resulting from staffing increases to support the overall growth in our business. We also had increased expenses related to legal services, software, consulting, professional development and recruiting during 2014 compared to 2013 to support growth in our business.

Other Income (Expense)

Interest (Expense) Income, net

Interest (expense) income, net, consists of interest expense related to the Notes we issued in May 2015 partially offset by interest earned from investments, receivables and interest-bearing cash accounts. Other income, which was not material in any periods reported, is also included.

Interest (Expense) Income, Net Breakdown

	Years Ended December 31,
	2015	2014	2013

	($ in thousands)
Interest expense[1]	$(4,800)	$(62)	$—
Interest income on investments	504	596	576
Interest income receivables	170	410	197
Other income	17	67	60
Total interest (expense) income, net	$(4,109)	$1,011	$833
_____
(1) Interest expense during the year ended December 31, 2015 includes the interest accrual for the semi-annual coupon payment, discount amortization and amortization of issuance costs, all of which are related to the Notes.

We invest in longer term investments with maturities up to three years to increase our overall yield on investments and monitor the allocation of funds in our investment accounts to maximize our return on investment within our established investment policy. We do not invest in subprime assets.

Return on Investments

	Years Ended December 31,
	2015	2014	2013

	($ in thousands)
Cash, cash equivalents and investments (average)	$125,599	$84,767	$94,230
Interest income on investments[1]	553	596	576
Return on investments	0.44%	0.70%	0.61%
_____
(1) Interest income on investments during the year ended December 31, 2015 excludes a one-time adjustment to interest income. This amount has been excluded in order to reflect the actual return on investments earned during the period.

Interest income for the years ended December 31, 2015, 2014 and 2013 has been relatively consistent primarily due to the low interest rate environment during this three-year period. We continue to review our investment options in an effort to increase our interest income while keeping our risk of losing principal to a minimum.

Other Expense

Other expense primarily includes foreign currency gains and losses. These foreign currency gains and losses fluctuate based on the amount of receivables we generate in certain international currencies, the exchange gain or loss that results from foreign currency disbursements and receipts, the cash balances and exchange rates at the end of a reporting period and the effectiveness of our hedging activities at mitigating currency risk.

	Years Ended December 31,
	2015	2014	2013

	($ in thousands)
Other expense	$932	$727	$2,142

Other Expense 2015 vs. 2014 and 2014 vs. 2013

Other expense increased during 2015 compared to 2014 due to increased foreign currency losses on unhedged exposures. We regularly review our foreign currency exposures for inclusion in our hedging program. Due to the nature and timing of the hedges, we cannot eliminate all of our foreign currency exposure, but we seek to mitigate our gains and losses as much as possible.

Other expense decreased primarily due to foreign currency exposures that were unhedged during a portion of 2013.  We began hedging certain intercompany loan receivables denominated in South African rand and the euro during the first quarter of 2013. These exposures were hedged throughout all of 2014.

Income Tax Expense

	Years Ended December 31,
	2015	2014	2013

	($ in thousands)
(Loss) income before tax	$(20,453)	$(17,495)	$13,088
Income tax expense	1,374	23,872	3,573
Effective tax rate	(6.7)%	(137.2)%	27.0%
Valuation allowance	9,201	33,420	135
Tax payments	1,312	2,410	882

Our effective tax rate was (6.7)% for 2015 compared to (137.2)% for 2014. The tax rate was determined by considering the federal tax rate, rates in various states and international jurisdictions in which we have operations, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes. The change in the effective tax rate was principally due to the recording of deferred income tax expense of $33.4 million during the fourth quarter of 2014 related to recording a valuation allowance to reduce a significant portion of our deferred tax assets, resulting in a total valuation allowance as of December 31, 2014 of $33.6 million. The deferred income tax expense reflected our assessment that it was more likely than not that the deferred tax assets would not be realizable in the foreseeable future, but has no effect on our ability to use deferred tax assets, such as loss carryforwards and tax credits, to reduce future tax payments. During 2015, we increased the valuation allowance by $9.2 million, resulting in a total valuation allowance as of December 31, 2015 of $42.8 million. As of December 31, 2013, the valuation allowance was $135,000. Cash payments related to income taxes were $1.3 million in 2015; however, due to temporary differences which increased income for tax purposes, we recorded income tax expense of $1.4 million for 2015. Despite having a net loss and a valuation allowance for 2015, we recorded income tax expense due to our earnings in various international locations.

As of December 31, 2015, we had $13.6 million of various tax credit carryforwards to offset taxable income and taxes payable as described in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In December 2015, the research and development tax credit was extended permanently. During 2015, we generated $2.1 million of federal and state research and development tax credits.

We have historically used a cost plus basis for calculating taxes in most foreign tax jurisdictions in which we operate.  A cost plus tax basis limits the taxes paid in these foreign jurisdictions to a markup of the costs that we incur in these jurisdictions and is not tied to the actual revenues generated.

Foreign Subsidiaries

	Years Ended December 31,
	2015	2014	2013

	($ in thousands)
Income before taxes	$1,611	$3,463	$3,000
Tax expense	794	840	6,800

During the second quarter of 2013, we implemented a change in our transfer pricing methodology with respect to our foreign subsidiaries. Due to this change, we recorded a tax expense of $6.8 million for the year ended December 31, 2013. Our 2014 and 2015 tax expenses reflect full years under the new methodology. The impact of the foreign effective income tax rates could increase as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

Liquidity and Capital Resources

We generate cash from the collection of payments for the use of our cloud offerings, payments related to licensing our on-premises offerings as well as from selling hardware, renewals of support agreements and the delivery of other services. We use cash primarily to pay our employees (including salaries, commissions and benefits), lease office space, pay travel expenses, pay for marketing activities, pay vendors for hardware, other services and supplies, purchase property and equipment, pay research and development costs, pay interest payments on our debt and fund acquisitions.

We determine our liquidity by combining cash and cash equivalents and short-term and long-term investments as shown in the table below. During the second quarter of 2015, we issued $150.0 million aggregate principal amount of convertible Notes. We used approximately $12.8 million of the net proceeds from the offering to pay the cost of the capped call transactions entered in connection with the pricing of the Notes. We intend to use the remainder of the net proceeds from the offering of the Notes for working capital and other general corporate purposes, and may also pursue acquisitions in the future. Based on our current expectations, we believe that our current liquidity position will be sufficient to satisfy our working capital requirements and current or expected obligations associated with our operations over the next 12 months. Our largest potential capital outlay in the future is expected to be related to facility buildouts and purchases of IT infrastructure related to our product offerings.

	As of December 31,
	2015	2014

	($ in thousands)
Cash and cash equivalents	$94,808	$36,168
Short-term investments	64,182	20,041
Long-term investments	30,503	5,495
Total liquidity	$189,493	$61,704

Given our liquidity in the U.S., we do not have plans to repatriate earnings from our foreign subsidiaries in the near future.  As of December 31, 2015, Interactive Intelligence Group, Inc. held a total of $2.2 million in its various foreign bank accounts and its foreign subsidiaries held a total of $29.1 million in their various bank accounts.  The temporary difference related to unremitted earnings of our foreign subsidiaries as of December 31, 2015, that have not been subject to U.S. income taxation as dividends and are indefinitely invested outside the U.S., was $31.3 million. If we were to repatriate all of those earnings to Interactive Intelligence Group, Inc. in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $5.7 million.

The following table shows the U.S. dollar equivalent of our foreign account balances for the stated periods:

	As of December 31,
	2015	2014	2013

	($ in thousands)
Euro	$10,952	$5,501	$9,561
Canadian dollar	6,645	4,894	1,581
British pound	3,761	2,759	1,401
South African rand	1,966	1,532	4,108
Australian dollar	1,947	2,763	5,886
Venezuelan bolivar	1,798	—	—
New Zealand dollar	1,654	2,446	1,699
Japanese yen	1,048	421	730
Other foreign currencies	1,566	1,121	661
Total	$31,337	$21,437	$25,627

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended December 31,			Increase (Decrease) Between Periods
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

	($ in thousands)
Beginning cash and cash equivalents	$36,168	$65,881	$45,057	$(29,713)	$20,824
Cash provided by (used in) operating activities	25,632	(1,716)	27,375	27,348	(29,091)
Cash used in investing activities	(102,067)	(35,203)	(34,028)	(66,864)	(1,175)
Cash provided by financing activities	135,075	7,206	27,477	127,869	(20,271)
Ending cash and cash equivalents	$94,808	$36,168	$65,881	$58,640	$(29,713)
Days sales outstanding (DSO)	89	85	80

Cash Provided By (Used In) Operating Activities

Cash flow provided by operations was $25.6 million during 2015, compared to cash used in operations of $1.7 million during 2014 and cash provided by operations of $27.4 million during 2013. Cash flow provided by (used in) operations consists of our earnings adjusted for various non-cash expenses, such as depreciation and amortization, as well as balance sheet changes.

2015 vs. 2014

Our cash flow from operations during 2015 compared to 2014 was primarily affected by our net loss and changes in our deferred revenues, deferred income taxes and accounts receivable.

Deferred revenues increased during 2015 and decreased during 2014, resulting in increased cash flow from operations when comparing the two periods. The increase in deferred revenues during 2015 compared to 2014 was due to increased prepaid maintenance, which will be recognized ratably in the future over the life of the prepayment, and was also due to increased deferred cloud subscription revenues as a result of increases in the amount of upfront payments received.

The adjustment to operating cash flow related to deferred income taxes was less during 2015 compared to 2014 because of the full valuation allowance recorded during the fourth quarter of 2014.

Our accounts receivable balance increased more during 2015 than 2014 because of the overall growth of our business as well as the timing of maintenance billings at the end of 2015.

2014 vs. 2013

Our cash flow from operations during 2014 compared to 2013 was primarily affected by our net income (loss) and changes in our deferred revenues and accounts receivable.

Deferred revenues decreased during 2014 and increased during 2013, resulting in decreased cash flow from operations when comparing the two periods. The decrease in deferred revenues during 2014 was primarily due to more license and hardware revenues being recognized from previously deferred on-premises sales compared to the license and hardware revenues from on-premises sales received during 2014 but not recognizable that were deferred during 2014. The increase in deferred revenues during 2013 was primarily due to more license and hardware revenues from on-premises sales received during 2013 but not recognizable being deferred compared to the license and hardware revenues recognized from previously deferred on-premises sales during 2013.

Accounts receivable provided more operating cash flow during 2014 compared to 2013, primarily due to the timing of certain large on-premises sales received during 2013 plus strong collection efforts in the fourth quarter of 2013.

Cash Used in Investing Activities

2015 vs. 2014

Cash used in investing activities increased $66.9 million during 2015 compared to 2014 primarily due to the investment of $84.3 million of proceeds from the Notes offering. This increase was offset by an $8.4 million decrease in cash used to fund acquisitions, a $5.1 million decrease in our investment in capitalized software (including a decrease of $4.2 million for PureCloud) and a $3.8 million decrease in cash used to purchase property, plant and equipment.

2014 vs. 2013

Cash used in investing activities increased $1.2 million in 2014 compared to 2013 primarily due to increased investment in capitalized software of $14.3 million (including $13.3 million for PureCloud), an $8.4 million increase in cash used to fund acquisitions and a $605,000 increase in cash used to purchase property, plant and equipment.  These increases were offset by a $22.0 million increase in proceeds from the sale of available-for-sale investments during 2014 as compared to 2013.

Cash Provided by Financing Activities

2015 vs. 2014

Cash provided by financing activities increased $127.9 million during 2015 compared to 2014 primarily due to the issuance of the Notes during the second quarter of 2015, partially offset by decreased proceeds from option exercises.

2014 vs. 2013

Cash provided by financing activities decreased $20.3 million during 2014 compared to 2013 primarily due to a $13.5 million decrease in tax benefits from stock-based payment arrangements, a $5.5 million decrease in proceeds from stock options exercised and a $1.7 million increase in tax withholdings on RSUs, partially offset by a $500,000 increase in proceeds from the issuance of common stock.

Contractual Obligations

The following amounts set forth in the table are as of December 31, 2015 (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Convertible notes	$158,438	$1,875	$3,750	$152,813	$—
Capital lease obligations	1,049	269	780	—	—
Operating lease obligations	92,357	14,312	22,559	18,417	37,069
Purchase obligations	11,751	6,822	4,929	—	—
	$263,595	$23,278	$32,018	$171,230	$37,069
Other long-term liabilities (uncertain timing of future payments)	$138
	$263,733

As set forth in the Contractual Obligations table above, we have operating lease obligations and purchase obligations that are not recorded in our consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to FASB ASC Topic 840, Leases ("FASB ASC 840"). These obligations include the operating lease of our world headquarters and the leases of several other locations for our offices in the United States and 20 other countries.  See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our lease commitments.

The convertible notes obligation set forth in the Contractual Obligations table includes principal payments and estimated interest payments based on the terms of our Notes.

The capital lease obligations set forth in the Contractual Obligations table represent future payments on leases classified as capital leases and disclosed pursuant to FASB ASC 840. The obligations include capital leases of hardware and software assets with initial lease terms of up to three years.

Finally, other long-term liabilities include amounts regarding our tax liabilities and uncertain tax positions related to FASB ASC 740. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our uncertain tax positions.

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

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2015.
We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our product and service offerings. Our software license and subscription agreements, in accordance with FASB ASC Topic 460, Guarantees, include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if our software products or services infringe upon a third party's intellectual property rights, over the life of the agreement. We are not able to estimate the potential exposure related to the indemnification provisions of our license and subscription agreements but have not incurred any material expenses under these indemnification provisions. We may at any time and at our option and expense:  (i) procure the right of the customer to continue to use our software or services that may infringe a third party’s rights; (ii) modify our software or services so as to avoid infringement; or (iii) require the customer to return our software or stop using the service and we will provide a refund to the customer depending on the type of offering (on-premises or cloud) used by that customer. The customer’s failure to provide timely notice or reasonable assistance will relieve us of our obligations under this indemnification to the extent that we have been actually and materially prejudiced by such failure. To date, we have not incurred, nor do we expect to incur, any material related costs and, therefore, have not reserved for such liabilities.
Our software license and subscription agreements also include a warranty that our software products or services will substantially conform to our software user documentation for a period of one year, provided the customer is in material compliance with the software license or subscription agreement. To date, we have not incurred any material costs associated with these product warranties, and as such, we have not reserved for any such warranty liabilities in our operating results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We develop software products in the United States and license our product offerings worldwide. As a result, our financial results could be affected by market risks, including changes in foreign currency exchange rates, interest rates or weak economic conditions in certain markets. Market risk is the potential of loss arising from unfavorable changes in market rates and prices.

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the Euro, Canadian dollar, British pound, South African rand, Australian dollar, Venezuelan bolivar, New Zealand dollar and the Japanese yen, among others. However, as a majority of the sales we receive are denominated in United States dollars, a strengthening of the dollar could make our product offerings more expensive and less competitive in foreign markets. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may price our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. As of December 31, 2015, we had outstanding hedging arrangements for the Euro, Japanese yen, South African rand and United States dollar. For the years ended December 31, 2015 and 2014, we recorded foreign currency losses of $840,000 and $727,000, respectively.

For the year ended December 31, 2015, approximately 22% of our revenues and 17% of our expenses were denominated in a foreign currency. As of December 31, 2015, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or (losses), consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $5.6 million. A 10% change in foreign currency exchange rates would have changed the carrying value of these net assets by approximately $600,000 as of December 31, 2015, with a corresponding foreign currency gain (loss) recognized in our consolidated statements of operations, if not hedged.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at December 31, 2015, the fair value of our portfolio would decrease by approximately $723,000.

In May 2015, we issued $150.0 million aggregate principal amount of Notes due June 1, 2020, unless earlier purchased by us or converted, which have a fixed 1.25% coupon rate. The fair value of the Notes will be impacted by a change in market interest rates. See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our issuance of the Notes.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Interactive Intelligence Group, Inc.:
We have audited the accompanying consolidated balance sheets of Interactive Intelligence Group, Inc. (the Company) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement Schedule II – Valuation and Qualifying Accounts. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and consolidated financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Intelligence Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement Schedule II – Valuation and Qualifying Accounts, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Interactive Intelligence Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Indianapolis, Indiana
February 29, 2016

Interactive Intelligence Group, Inc.
Consolidated Balance Sheets
As of December 31, 2015 and 2014
(in thousands, except share amounts)

	December 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$94,808	$36,168
Short-term investments	64,182	20,041
Accounts receivable, net of allowance for doubtful accounts of $1,508
at December 31, 2015 and $1,052 at December 31, 2014	106,950	87,413
Prepaid expenses	32,709	29,417
Other current assets	13,264	14,655
Total current assets	311,913	187,694
Long-term investments	30,503	5,495
Property and equipment, net	44,837	44,785
Capitalized software, net	43,783	33,598
Goodwill	41,848	43,732
Intangible assets, net	14,427	16,517
Other assets, net	6,222	6,902
Total assets	$493,533	$338,723

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,571	$10,236
Accrued liabilities	17,157	18,299
Accrued compensation and related expenses	18,910	19,211
Deferred license and hardware revenues	7,823	5,945
Deferred recurring revenues	92,773	76,647
Deferred services revenues	14,979	9,925
Total current liabilities	162,213	140,263
Convertible notes	118,022	—
Long-term deferred revenues	19,834	18,158
Deferred tax liabilities, net	2,143	2,437
Other long-term liabilities	7,291	7,135
Total liabilities	309,503	167,993
Shareholders' equity:
Common stock, $0.01 par value; 100,000,000 authorized;
21,821,895 issued and outstanding at December 31, 2015,
21,278,858 issued and outstanding at December 31, 2014	218	213
Additional paid-in capital	237,496	196,691
Accumulated other comprehensive loss	(11,244)	(5,561)
Accumulated deficit	(42,440)	(20,613)
Total shareholders' equity	184,030	170,730
Total liabilities and shareholders' equity	$493,533	$338,723

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Recurring	$230,697	$187,373	$147,941
License and hardware	99,001	99,200	117,708
Services	61,164	54,723	52,585
Total revenues	390,862	341,296	318,234
Costs of revenues (1)(2):
Costs of recurring	82,147	63,917	44,961
Costs of license and hardware	26,999	28,089	29,429
Costs of services	44,474	44,056	38,760
Total costs of revenues	153,620	136,062	113,150
Gross profit	237,242	205,234	205,084
Operating expenses (1)(2):
Sales and marketing	130,237	119,143	103,777
Research and development	73,198	59,482	50,397
General and administrative	49,219	44,388	36,513
Total operating expenses	252,654	223,013	190,687
Operating (loss) income	(15,412)	(17,779)	14,397
Other (expense) income:
Interest (expense) income, net	(4,109)	1,011	833
Other expense	(932)	(727)	(2,142)
Total other (expense) income	(5,041)	284	(1,309)
(Loss) income before income taxes	(20,453)	(17,495)	13,088
Income tax expense	(1,374)	(23,872)	(3,573)
Net (loss) income	$(21,827)	$(41,367)	$9,515

Net (loss) income per share:
Basic	$(1.01)	$(1.98)	$0.47
Diluted	(1.01)	(1.98)	0.45

Shares used to compute net (loss) income per share:
Basic	21,609	20,930	20,033
Diluted	21,609	20,930	21,088

(1) Amounts include amortization of purchased intangibles from business combinations, as follows:
Costs of license and hardware	$715	$540	$196
General and administrative	1,753	1,881	1,862
Total intangible amortization expense	$2,468	$2,421	$2,058
(2) Amounts include stock-based compensation expense, as follows:
Costs of recurring revenues	$1,828	$1,345	$806
Costs of services revenues	717	432	245
Sales and marketing	3,959	4,077	3,109
Research and development	5,273	4,027	2,733
General and administrative	4,386	3,378	2,354
Total stock-based compensation expense	$16,163	$13,259	$9,247

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Consolidated Statements of Comprehensive (Loss) Income
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net (loss) income	$(21,827)	$(41,367)	$9,515
Other comprehensive loss:
Foreign currency translation adjustment	(5,611)	(3,745)	(907)
Net unrealized investment loss - net of tax	(72)	(140)	(94)
Comprehensive (loss) income	$(27,510)	$(45,252)	$8,514

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
Balances, January 1, 2013	19,437	$194	$133,359	$(675)	$11,239	$144,117
Stock-based compensation expense	—	—	9,247	—	—	9,247
Exercise of stock options	1,007	11	14,111	—	—	14,122
Issuances of common stock	19	—	837	—	—	837
Issuance of restricted stock units, net of tax withholdings	41	—	(961)	—	—	(961)
Tax benefits from stock-based payment arrangements	—	—	13,479	—	—	13,479
Net income	—	—	—	—	9,515	9,515
Foreign currency translation adjustment	—	—	—	(907)	—	(907)
Net unrealized investment loss	—	—	—	(94)	—	(94)
Balances, December 31, 2013	20,504	$205	$170,072	$(1,676)	$20,754	$189,355
Stock-based compensation expense	—	—	14,912	—	—	14,912
Issuance of restricted shares	—	—	4,692	—	—	4,692
Exercise of stock options	673	8	8,602	—	—	8,610
Issuances of common stock	25	—	1,320	—	—	1,320
Issuance of restricted stock units, net of tax withholdings	77	—	(2,724)	—	—	(2,724)
Tax benefits from stock-based payment arrangements	—	—	(183)	—	—	(183)
Net loss	—	—	—	—	(41,367)	(41,367)
Foreign currency translation adjustment	—	—	—	(3,745)	—	(3,745)
Net unrealized investment loss	—	—	—	(140)	—	(140)
Balances, December 31, 2014	21,279	$213	$196,691	$(5,561)	$(20,613)	$170,730
Stock-based compensation expense	—	—	17,541	—	—	17,541
Exercise of stock options	251	5	4,699	—	—	4,704
Issuances of common stock	76	—	1,595	—	—	1,595
Tax withholding on restricted stock unit awards	156	—	(3,531)	—	—	(3,531)
Issuance of retirement plan shares	60	—	2,523	—	—	2,523
Equity component of convertible notes	—	—	31,756	—	—	31,756
Equity component of convertible notes issuance cost	—	—	(1,028)	—	—	(1,028)
Payment for capped call premiums	—	—	(12,750)	—	—	(12,750)
Net loss	—	—	—	—	(21,827)	(21,827)
Foreign currency translation adjustment	—	—	—	(5,611)	—	(5,611)
Net unrealized investment loss	—	—	—	(72)	—	(72)
Balances, December 31, 2015	21,822	$218	$237,496	$(11,244)	$(42,440)	$184,030

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net (loss) income	$(21,827)	$(41,367)	$9,515
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	16,909	15,787	11,664
Amortization	8,653	2,421	2,058
Other non-cash items	(2,221)	(1,033)	1,439
Stock-based compensation expense	16,163	13,259	9,247
Excess tax benefits from stock-based compensation arrangements	—	—	(13,479)
Deferred income taxes	(294)	23,550	(4,795)
Amortization (accretion) of investment premium (discount)	(750)	523	(37)
Loss on disposal of fixed assets	62	76	—
Amortization of debt issuance costs	401	—	—
Amortization of debt discount	3,203	—	—
Changes in operating assets and liabilities:
Accounts receivable	(19,537)	(6,999)	(12,005)
Prepaid expenses	(3,261)	(7,374)	(6,178)
Other current assets	1,472	(1,257)	737
Accounts payable	335	1,509	(69)
Accrued liabilities	1,601	1,371	1,233
Accrued compensation and related expenses	(301)	1,717	3,854
Deferred licenses and hardware revenues	1,999	(4,355)	4,284
Deferred recurring revenues	15,878	17	17,183
Deferred services revenues	6,857	(943)	2,462
Other assets and liabilities	290	1,382	262
Net cash provided by (used in) operating activities	25,632	(1,716)	27,375
Investing activities:
Sales of available-for-sale investments	26,659	48,750	26,803
Purchases of available-for-sale investments	(95,131)	(32,967)	(33,270)
Purchases of property and equipment	(17,579)	(21,363)	(20,758)
Capitalized software	(15,284)	(20,417)	(6,112)
Acquisitions, net of cash acquired	(733)	(9,173)	(725)
Unrealized loss (gain) on investments	1	(33)	34
Net cash used in investing activities	(102,067)	(35,203)	(34,028)
Financing activities:
Proceeds from issuance of convertible debt	150,000	—	—
Payment for debt issuance costs	(4,854)	—	—
Payment for capped call premiums	(12,750)	—	—
Principal payments on capital lease obligations	(89)	—	—
Proceeds from stock options exercised	4,704	8,610	14,122
Proceeds from issuance of common stock	1,595	1,320	837
Tax withholding on restricted stock awards	(3,531)	(2,724)	(961)
Excess tax benefits from stock-based compensation arrangements	—	—	13,479
Net cash provided by financing activities	135,075	7,206	27,477
Net increase (decrease) in cash and cash equivalents	58,640	(29,713)	20,824
Cash and cash equivalents, beginning of period	36,168	65,881	45,057
Cash and cash equivalents, end of period	$94,808	$36,168	$65,881
Cash paid during the period for:
Interest	$979	$—	$6
Income taxes	1,312	2,410	882
Non-cash financing and investing activities:
Equity component of convertible notes	$31,756	$—	$—
Issuance of retirement plan shares	2,523	—	—
Acquisition of equipment under capital leases	1,445	—	—
Other non-cash item:
Purchases of property and equipment payable at end of period	$116	$1,761	$413

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

1.    THE COMPANY
Interactive Intelligence Group, Inc. (together with its consolidated subsidiaries, "Interactive Intelligence" or the "Company") is a global provider of software and cloud services for customer engagement, communications and collaboration. Interactive Intelligence is the only vendor to be recognized by leading industry analyst firm Gartner, Inc. as a market leader in both its Magic Quadrant for Contact Center Infrastructure, 2015 (for its on-premises offering) and its Magic Quadrant for Contact Center as a Service, North America 2015 (for its cloud offerings). The Company offers three types of products: on-premises software; a single-tenant cloud service; and a multi-tenant cloud service. The Company's offerings are used across a wide variety of vertical industries, including accounts receivable management, banking, government, healthcare, insurance, manufacturing, outsourcing, utilities and retail, among others. Interactive Intelligence continues to invest in the development of both its on-premises and cloud offerings, with particular emphasis on its latest cloud services delivered by its PureCloudSM ("PureCloud") Platform. This cloud platform was designed as a set of components that work independently of each other to deliver coordinated services (a "microservices architecture"). The PureCloud Platform leverages Amazon Web Services ("AWS") and has a comprehensive set of features capable of delivering cloud services for organizations of all types and sizes. The first PureCloud services were released in North America in March 2015. Subsequent releases were made available in 2015 in Australia, New Zealand and throughout Europe.
The Company commenced principal operations in 1994 and revenues were first recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in 14 other countries. The Company’s world headquarters are located in Indianapolis, Indiana with regional offices throughout the United States and 20 other countries. The Company markets its software products worldwide.

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

Revenue Recognition

The Company reports three types of revenues: recurring revenues, license and hardware revenues and services revenues. Recurring revenues are generated by fees from the Company’s cloud offerings and annual support fees from on-premises license agreements. License and hardware revenues are generated from licensing the right to use its software products on-premises and, in certain instances, selling hardware as a component of the product offering. Services revenues are generated primarily from professional services and educational services fees. Revenues are generated by direct sales to customers and by indirect sales through the Company’s partner channels.

Recurring Revenues

The Company generates recurring revenues from its cloud offerings and annual support fees. The Company's single-tenant and some of its multi-tenant cloud customers pay a minimum monthly fee to use a specified number of software licenses, plus any overages above the minimum. Customers are generally billed the greater of their minimum monthly fee or actual usage, and revenues are recognized monthly as services are delivered. Other multi-tenant cloud customers have signed month-to-month contracts and are billed monthly for actual usage. This revenue is recognized monthly as services are delivered. The total contract fee also includes an implementation fee, which is recognized ratably over the term of the contract.

The Company recognizes annual support fees as recurring revenues ratably over the post-contract support period, which is typically 12 months, but may extend up to three years if prepaid.

License and Hardware Revenues

For any revenues to be recognized from a perpetual license agreement, the following criteria must be met:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Collection is probable; and

•	Delivery has occurred.

Upon meeting the revenue recognition criteria above, the Company immediately recognizes as license and hardware revenues the residual amount of the total contract fees if sufficient vendor specific objective evidence (“VSOE”) of fair value exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient VSOE of fair value for the undelivered product support does not exist, the Company recognizes the initial license fee as license and hardware revenues ratably over the initial term of the support agreement once support is the only undelivered element. The support period is generally 12 months but may be up to 18 months for initial sales because support begins when the licenses are downloaded, when support commences or no more than six months following the contract date. If the contract includes prepaid support, the support period may be up to 36 months. The Company determines VSOE of fair value for support in on-premises agreements based on substantive renewal rates the customer must pay to renew the support. The VSOE of fair value for other services is based on amounts charged when the services are sold in stand-alone sales.

The Company sells hardware manufactured by third parties, which does not contain the Company’s software, and certain appliances, including the Interactive EDGE, Interaction Gateway and Interaction Media Server, which combine third-party hardware and the Company’s Interaction Gateway or Interaction Media Server software. These appliances are not pre-loaded with the Company’s Customer Interaction Center ("CIC") software and the Company does not require its customers to purchase these items directly from them. The Company’s CIC software will still function properly on hardware, gateways or media servers purchased from other vendors. Although the appliances mentioned above are a combination of hardware and software, the software does not primarily work together with the hardware to provide the hardware’s essential functionality. In addition, the Interaction Media Server software can be purchased separately and loaded onto other media servers the customer already owns or purchased from another vendor. The Company recognizes revenues related to hardware sales when the hardware is delivered and all other revenue recognition criteria are met.

Contracts that contain both software and hardware are reviewed to allocate the deliverables into separate units of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605-25, Revenue Recognition – Multiple Element Arrangements ("FASB ASC 605-25"). The units of accounting fall into one of two categories:  software or non-software related products.  FASB ASC 605-25 is used to allocate the fair value of each.

Services Revenues

The Company generates revenues from other services that it provides to its customers and partners including fees for professional services and educational services. Revenues from professional services, which include implementing the Company’s product offerings and subsequent services engagements and educational services, which consist of training courses for customers and partners, are recognized as the related services are performed.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company estimates bad debt expense based on a percentage of revenue reported and a detailed analysis of receivables each period. The Company reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of its accounts receivable. In the analysis, the Company primarily considers the age of the customer’s or partner’s receivable and also considers the creditworthiness of the customer or partner, the economic conditions of the customer’s or partner’s industry and general economic conditions, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of its future allowance for doubtful accounts.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life. The Company leases its office space under operating lease agreements. In accordance with FASB ASC Topic 840, Leases ("FASB ASC 840"), for operating leases with escalating rent payments, the Company records rent expense on a straight-line basis over the life of the lease.

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

Goodwill and Other Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment at least annually in accordance with FASB Accounting Standards Update ("ASU") 2011-8, Testing Goodwill for Impairment ("FASB ASU 2011-8"), which amends FASB ASC Topic 350, Intangibles – Goodwill and Other ("FASB ASC 350"). This guidance requires the Company to perform the goodwill impairment analysis annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. The Company tests goodwill at the operating segment level as it has determined that the characteristics of the reporting units within its operating segment are similar and allow for their aggregation in accordance with the applicable accounting guidance. Based on the quantitative review, the Company determined that the fair value of its reporting unit was greater than its carrying amount. The Company determined no indication of impairment existed as of December 31, 2015 when the annual impairment tests were performed for goodwill and indefinite-lived intangible assets.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for 2015, 2014 and 2013 was $4.8 million, $6.2 million and $6.4 million, respectively.

Research and Development

Research and development expenditures for the Company’s on-premises and single-tenant cloud offerings are generally expensed as incurred. FASB ASC Topic 985, Software, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Historically, costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant as it related to our on-premises and single-tenant cloud offerings.

During 2015, the Company continued to invest in its PureCloud Platform, a next generation cloud communication platform. This platform is the Company’s first product offered solely as a cloud service, with no on-premises option. The costs incurred for this new platform result from internal activity, as the Company does not intend to sell the PureCloud product but offers PureCloud as a service. As a result, the Company capitalized $12.7 million and $16.9 million of internal use software costs relating to the PureCloud Platform during 2015 and 2014, respectively.  Research and development expense (after capitalization) for 2015, 2014 and 2013 was $73.2 million, $59.5 million and $50.4 million, respectively. The Company began amortizing development costs related to PureCloud CollaborateSM, PureCloud CommunicateSM and PureCloud EngageSM during 2015, with such amortization included in costs of recurring revenue. The Company will continue to capitalize development costs related to new PureCloud offerings and will begin amortizing such costs once those offerings are released for general availability.

Stock-Based Compensation

Consistent with FASB ASC Topic 718, Compensation – Stock Compensation ("FASB ASC 718"), the Company uses the Black-Scholes option-pricing model as its method of valuation for stock option awards. The Company’s determination of fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected term of the awards and an expected risk-free rate of return. If factors change and the Company uses different assumptions for estimating stock-based compensation expense associated with awards granted in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The Company records compensation expense for stock-based awards using the straight-line method, which is expensed over the vesting period of the award. Stock-based compensation expense for employee and director stock options and restricted stock units recognized under FASB ASC 718 for the years ended December 31, 2015, 2014 and 2013 was $16.2 million, $13.3 million and $9.2 million, respectively. See Note 7 for further information on the Company’s stock-based compensation.

Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. The fair values of short-term and long-term investments are valued in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures ("FASB ASC 820").

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

FASB ASC Topic 740, Income Taxes ("FASB ASC 740"), establishes financial accounting and reporting standards for the effect of income taxes. The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations or cash flows.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income prior to the period in which temporary differences such as loss carryforwards and tax credits expire. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryback and carryforward periods), projected future taxable income and tax planning strategies in making this assessment. During the fourth quarter of 2014, the Company recorded deferred income tax expense of $33.4 million related to recording a valuation allowance to reduce a significant portion of the Company’s deferred tax assets. The Company has incurred cumulative tax losses in recent periods due to its business model shift to the cloud. Such tax losses may continue for a period of time. This deferred income tax expense reflects the Company’s assessment that it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.

As of December 31, 2015, the Company had $13.6 million in tax credit carryforwards recorded as deferred tax assets as well as a valuation allowance of $42.8 million. The Company will continue to evaluate the valuation of deferred tax assets in accordance with the requirements of FASB ASC 740. See Note 10 for further information on the Company’s income taxes.

The revenue from sales tax collected from customers is recorded on a net basis.

Net (Loss) Income per Share

Basic net (loss) income per share is calculated based on the weighted-average number of common shares outstanding in accordance with FASB ASC Topic 260, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares. When the Company reports a net loss, the calculation of diluted net loss per share excludes potential common shares as the effect would be anti-dilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options and vesting of restricted stock units ("RSUs"). The calculation of diluted net income per share excludes shares underlying stock options outstanding that would be anti-dilutive. The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Net (loss) income, as reported (A)	$(21,827)	$(41,367)	$9,515

Weighted average shares of common stock outstanding (B)	21,609	20,930	20,033
Dilutive effect of employee stock options and RSUs	—	—	1,055
Common stock and common stock equivalents (C)	21,609	20,930	21,088

Net (loss) income per share:
Basic (A/B)	$(1.01)	$(1.98)	$0.47
Diluted (A/C)	(1.01)	(1.98)	0.45

The Company’s calculation of diluted net (loss) income per share for 2015, 2014 and 2013 excludes RSUs and stock options to purchase approximately 393,000, 207,000 and 197,000 shares of the Company's common stock, respectively, as their inclusion would be anti-dilutive.

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and other comprehensive (loss) income. The Company reports unrealized gains (losses) on marketable securities and foreign currency translation adjustments as other comprehensive (loss) income.

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Internal Use Software

The Company capitalizes certain costs related to its PureCloud Platform and certain projects described below for internal use in accordance with FASB ASC 350-40, Internal Use Software. Once a product has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The capitalization of costs ceases upon completion of all substantial testing. Costs incurred in the preliminary stages of development, maintenance and training costs are expensed as incurred. During the years ended December 31, 2015 and 2014, the Company capitalized $12.7 million and $16.9 million, respectively, of costs related to the development of its PureCloud Platform. The Company will continue to capitalize development costs related to new PureCloud offerings and will begin amortizing such costs once those offerings are released for general availability.
The Company also capitalizes costs related to implementing new business systems to meet its internal business needs. The Company has no substantive plans to market such software externally. During the years ended December 31, 2015 and 2014, the Company capitalized $4.0 million and $5.2 million, respectively, of costs associated with development and implementation of these systems.
3.    INVESTMENTS

The Company’s short-term investments all mature in less than one year and the Company’s long-term investments mature between one and three years. Both short-term and long-term investments are considered available for sale. As of December 31, 2015 and 2014, the Company held $64.2 million and $20.0 million, respectively, in short-term investments and $30.5 million and $5.5 million, respectively, in long-term investments that were recorded at their fair values. The Company does not invest in subprime assets.

Gross realized gains and losses included in interest (expense) income, net totaled less than $15,000 in each of 2015, 2014 and 2013.

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
The Company’s assets that are measured at fair value are classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted prices in active markets include money market securities. Such instruments are classified within Level 1 of the fair value hierarchy. The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include corporate notes, agency bonds, commercial paper, U.S. government securities and asset-backed securities. Such instruments are classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheet, measured at fair value as of December 31, 2015 and 2014 (in thousands):

	Fair Value Measurements at December 31, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Cash	$91,974	$91,974	$—	$—
Money market funds	2,834	2,834	—	—
Total	$94,808	$94,808	$—	$—

Short-term investments:
Corporate notes	$27,105	$—	$27,105	$—
Agency bonds	27,002	—	27,002	—
Asset-backed securities	4,681	—	4,681	—
U.S. government securities	3,896	—	3,896	—
Commercial paper	1,498	—	1,498	—
Total	$64,182	$—	$64,182	$—

Long-term investments:
Corporate notes	$29,504	$—	$29,504	$—
Asset-backed securities	999	—	999	—
Total	$30,503	$—	$30,503	$—

	Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Cash	$34,452	$34,452	$—	$—
Money market funds	1,716	1,716	—	—
Total	$36,168	$36,168	$—	$—

Short-term investments:
Corporate notes	$19,241	$—	$19,241	$—
Commercial paper	800	—	800	—
Total	$20,041	$—	$20,041	$—

Long-term investments:
U.S. government securities	$1,000	$1,000	$—	$—
Corporate notes	4,495	—	4,495	—
Total	$5,495	$1,000	$4,495	$—

4.    ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company evaluates the creditworthiness of its customers and partners on a periodic basis and generally does not require collateral. The Company records unbilled accounts receivable, which represents amounts recognized as revenues for invoices that have not yet been sent to customers. This balance fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the work performed is ahead of the billing milestones related to a services engagement, unbilled accounts receivable will be recorded.  The balance of unbilled accounts receivable recorded as of December 31, 2015 and 2014 was $9.6 million and $8.0 million, respectively.

No customer or partner accounted for 10% or more of the Company’s revenues in 2015, 2014 or 2013 or for 10% or more of the Company’s accounts receivable as of December 31, 2015 and 2014. The Company’s top five partners collectively represented 14% and 17% of the Company’s accounts receivable balance at December 31, 2015 and 2014, respectively.

5.    PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Computer equipment	$25,050	$25,905
Leasehold improvements	22,898	21,103
Furniture and fixtures	12,982	12,719
Data center equipment	35,934	27,800
Software	3,261	2,956
Office equipment	1,467	2,198
Trade show equipment and other	924	929
Construction in process	4,256	1,627
Capital lease assets	1,372	—
Total property and equipment	108,144	95,237
Less accumulated depreciation	(63,307)	(50,452)
Net property and equipment	$44,837	$44,785

Property and equipment is depreciated over useful lives of 3 to 7 years, except for leasehold improvements, which are depreciated over the lesser of the term of the related lease or the estimated useful life, and vary from 3 to 15 years.

6.    CAPITALIZED SOFTWARE

Capitalized software is summarized as follows as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Capitalized internal-use software development costs related to PureCloud Platform, net of accumulated amortization of $3,928 and $0, respectively	$29,275	$20,448
Capitalized internal-use software development costs related to internal business systems, net of accumulated amortization of $5,443 and $3,258, respectively	8,060	6,337
Acquired developed technology, net of accumulated amortization of $1,557 and $1,161, respectively	6,448	6,813
	$43,783	$33,598

Capitalized PureCloud amortization expense totaled $3.9 million for the year ended December 31, 2015. The Company had not amortized any of the capitalized internal-use software development costs related to the PureCloud Platform as of December 31, 2014, as the software was not yet generally available. Capitalized internal use software amortization expense related to internal business systems totaled $2.2 million, $1.1 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Acquired developed technology amortization expense totaled $396,000, $540,000 and $196,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

During the years ended December 31, 2015 and 2014, the Company capitalized $12.7 million and $16.9 million, respectively, of costs related to the development of its PureCloud Platform. During the years ended December 31, 2015 and 2014, the Company capitalized $4.0 million and $5.2 million, respectively, of costs associated with the development and implementation of its internal business systems. During the years ended December 31, 2015 and 2014, the Company capitalized $350,000 and $5.8 million, respectively, of acquired developed technology.

7.    STOCK-BASED COMPENSATION.

Equity Plans

The Company’s 2006 Equity Incentive Plan, as amended and as assumed by Interactive Intelligence Group, Inc. (the "2006 Plan") authorizes the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans. At the Company’s 2013 Annual Meeting of Shareholders on May 22, 2013, the Company’s shareholders approved an amendment to the 2006 plan which increased the number of shares available for issuance under the 2006 Plan by 2,000,000 shares. A maximum of 9,050,933 shares are available for delivery under the 2006 Plan. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant. As of December 31, 2015, 2014 and 2013 there were 1,215,271; 1,897,742; and 2,338,146 shares of stock, respectively, available for issuance for equity compensation awards under the 2006 Plan.

The Company grants RSUs and three types of stock options. The first type of stock option is non-performance-based subject only to time-based vesting, and these stock options were historically granted by the Company as annual grants to executives, to certain new employees and to newly-elected non-employee directors.  These stock options vest in four equal annual installments beginning one year after the grant date.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the requisite service period.

The second type of stock option granted by the Company is performance-based and is subject to cancellation if the specified performance targets are not met. If the applicable performance targets have been achieved, the options will vest in four equal annual installments beginning one year after the grant date.  The fair value of these stock option grants is determined on the date of grant and the related compensation expense is recognized over the requisite service period, including the initial period for which the specified performance targets must be met.

The third type of stock option granted by the Company is director options granted to non-employee directors annually. These options are similar to the non-performance-based options described above except that the director options vest one year after the grant date. The fair value of these option grants is determined on the date of the grant and the related compensation expense is recognized over one year. Prior to 2015, these director options were generally granted at the Company’s Annual Meeting of Shareholders during the second quarter of each fiscal year. In 2015, the Company's non-employee directors received RSUs instead of stock options, as described below.

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

In 2015, the Company elected to grant RSUs in certain instances. The Company granted performance-based and non-performance-based RSUs to directors, executives, certain key employees and certain new employees and the fair value of the RSUs is determined on the date of grant. Non-performance-based RSUs granted to executives, certain key employees, certain new employees and new non-employee directors vest in four equal annual installments beginning one year after the grant date. Non-performance-based RSUs granted annually to non-employee directors vest in full one year after the grant date. Performance-based RSUs vest in four equal annual installments once the individual has achieved the performance targets. RSUs are not included in issued and outstanding common stock until the shares are vested and settlement has occurred.

The 2006 Plan may be terminated by the Company's Board of Directors at any time.

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC 718 for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock-based compensation expense by category:
Costs of recurring revenues	$1,828	$1,345	$806
Costs of services revenues	717	432	245
Sales and marketing	3,959	4,077	3,109
Research and development	5,273	4,027	2,733
General and administrative	4,386	3,378	2,354
Total stock-based compensation expense	$16,163	$13,259	$9,247

Effect of stock-based compensation expense on net income (loss) per share:
Basic	$(0.75)	$(0.63)	$(0.46)
Diluted	(0.75)	(0.63)	(0.44)

During the years ended December 31, 2015 and 2014, the Company capitalized $1.4 million and $1.7 million of stock-based compensation expense related to capitalized software. No stock-based compensation expenses were capitalized during 2013.

At each quarter end, the Company evaluates the probability that the performance-based awards granted during the year will be forfeited at year-end for non-performance and reverses the associated expense recorded in previous periods. During the fourth quarter of 2015, 2014 and 2013, the Company reversed stock option expense recorded in previous periods associated with these performance-based options totaling $194,000 in 2015, $300,000 in 2014 and $128,000 in 2013. After taking into account the options that were cancelled during 2015, 2014 and 2013, the estimated total grant date fair value, not accounting for estimated forfeitures, is as follows (in thousands):

	Number of Options Granted	Number of Options Cancelled	Grant Date Fair Value
Year:
2015	—	—	$—
2014	271	101	7,068
2013	275	46	4,521

Stock Option and RSU Valuation

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight-line basis taking into account an estimated forfeiture rate.

The Company estimated the fair value of stock options using the Black-Scholes valuation model.

There were no stock options granted during the year ended December 31, 2015. The weighted-average estimated per option value of non-performance-based and performance-based options granted under the 2006 Plan during the years ended December 31, 2014 and 2013 was $31.38 and $17.99, respectively, using the following assumptions:

	Years Ended December 31,
Valuation assumptions for non-performance-based options:	2014	2013
Dividend yield	—%	—%
Expected volatility	60.41%	54.36 - 54.44%
Risk-free interest rate	1.38%	1.04 - 1.12%
Expected life of option (in years)	4.00	4.25

	Years Ended December 31,
Valuation assumptions for performance-based options:	2014	2013
Dividend yield	—%	—%
Expected volatility	59.76%	57.56%
Risk-free interest rate	1.51%	0.73%
Expected life of option (in years)	4.50	4.75

	Years Ended December 31,
Valuation assumptions for annual director options:	2014	2013
Dividend yield	—%	—%
Expected volatility	61.70%	49.33%
Risk-free interest rate	1.17%	0.54%
Expected life of option (in years)	4.00	3.50

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

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015		2014		2013
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balances, beginning of year	1,350,799	$32.95	1,852,620	$22.25	2,631,198	$17.21
Options granted	—	—	225,250	63.15	251,250	41.91
Options exercised	(251,464)	18.74	(672,321)	12.79	(1,007,578)	14.00
Options cancelled, forfeited or expired	(38,477)	45.88	(54,750)	42.73	(22,250)	20.98
Options outstanding at end of year	1,060,858	35.85	1,350,799	32.95	1,852,620	22.25
Option price range at end of year	$6.66 - 66.39		$6.66 - 66.39		$3.53 - 66.21
Weighted-average fair value of options granted	$—		$31.38		$17.99
Options exercisable at end of year	767,052	31.92	723,801	24.98	1,010,495	15.53

The following table sets forth information regarding the Company’s stock options outstanding and exercisable at December 31, 2015:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$6.66	—	$19.66	147,725	0.41	$18.11	147,725	$18.11
19.77	—	22.92	3,400	1.39	21.76	2,150	21.09
24.50	—	24.50	224,379	2.22	24.50	154,379	24.50
25.00	—	30.92	62,750	2.30	27.07	53,000	26.87
32.33	—	32.33	182,250	1.24	32.33	176,625	32.33
32.53	—	37.76	60,500	1.89	33.36	48,000	33.31
39.97	—	39.97	137,905	3.31	39.97	62,471	39.97
48.12	—	64.42	83,000	3.89	49.54	81,500	49.26
66.21	—	66.21	4,000	3.86	66.21	2,000	66.21
66.39	—	66.39	154,949	4.19	66.39	39,202	66.39
Total shares/average price			1,060,858	2.35	35.85	767,052	31.92

The total intrinsic value of options exercised during the year ended December 31, 2015 was $4.9 million. The aggregate intrinsic value of options outstanding as of December 31, 2015 was $3.8 million and the aggregate intrinsic value of options currently exercisable as of December 31, 2015 was $3.3 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $31.42 as of December 31, 2015, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2015 represented 357,254 shares with a weighted average exercise price of $22.19.

As of December 31, 2015, there was $4.3 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over the weighted average remaining vesting period of 1.25 years.

The following table sets forth a summary of RSU activity for the year ended December 31, 2015:

	Awards	Weighted- Average Grant Date Price
Balances, beginning of year	592,364	$50.24
RSUs granted	565,548	41.30
RSUs vested	(236,284)	46.30
RSUs forfeited	(71,400)	48.61
RSUs outstanding	850,228	45.53

As of December 31, 2015, there was $30.6 million of total unrecognized compensation expense related to non-vested RSUs. This expense is expected to be recognized over the weighted average remaining vesting period of 2.43 years.

2000 Employee Stock Purchase Plan

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"). A total of 500,000 shares of common stock were reserved for issuance under the 2000 Purchase Plan. In May 2005, the shareholders of the Company approved an amendment to the 2000 Purchase Plan that increased the number of shares of common stock available for purchase and issuance to 750,000. The 2000 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of their total compensation up to a maximum of $1,000 per pay period. The price at which the Company’s common stock may be purchased is 95% of the fair market value of the Company’s closing common stock price, as reported on The NASDAQ Global Select Market, on the last business day of the quarter. The actual purchase date is generally on the first business day of the next calendar quarter. An employee may set aside up to $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000. A total of 42,635 shares, 25,365 shares and 19,002 shares were purchased and issued during 2015, 2014 and 2013, respectively, under the 2000 Purchase Plan at an average price of $37.42, $52.04 and $44.02, respectively. As of December 31, 2015, there were 20,728 shares available for purchase and issuance under the 2000 Purchase Plan.

The 2000 Purchase Plan was modified, as of January 1, 2006, to ensure that it was considered non-compensatory under FASB ASC 718. As a result, the Company has not recognized any stock-based compensation expense related to its 2000 Purchase Plan.

8.    LEASE COMMITMENTS

The Company’s world headquarters are located in approximately 425,000 square feet of space in four leased office buildings in Indianapolis, Indiana. Three of the office buildings were formerly leased pursuant to that certain Office Lease Agreement (the "Office Lease"), dated April 1, 2001, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership), as amended. On May 6, 2014, the Company entered into a lease termination agreement with Duke Realty Limited Partnership, whereby the Office Lease (and the eight amendments thereto) was terminated. In place of such Office Lease and amendments, on May 6, 2014, the Company entered into new separate lease agreements with Duke Realty Limited Partnership for each of the three office buildings, one of which expires on March 31, 2018 and two of which expire on or after June 30, 2025. On May 6, 2014, the Company also entered into a lease agreement with Duke Construction Limited Partnership to expand its world headquarters to include a fourth, build-to-suit office building in Indianapolis, Indiana. The construction of the fourth office building was completed in June 2015 and the lease term expires in June 2025.

The Company also occupies a product distribution center in Indianapolis, Indiana, has regional offices and international offices in Europe, the Middle East and Africa ("EMEA") and Asia-Pacific ("APAC") and has several other office leases throughout the United States and in 20 other countries with initial lease terms of up to 5 years. The Company rents office space for sales, services, development and international offices under three to five year leases. In accordance with FASB ASC 840, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

The Company believes that all of its facilities are adequate and well suited to accommodate its business operations. The Company continuously reviews space requirements to ensure it has adequate room for growth in the future. Since December 31, 2015, the Company has not entered into any new operating leases.

Rent expense was $13.7 million, $12.5 million and $9.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Minimum future lease payments under the Company’s operating leases as of December 31, 2015 are summarized as follows (in thousands):

2016	$14,312
2017	12,586
2018	9,972
2019	9,429
2020	8,988
Thereafter	37,070
Total minimum lease payments	$92,357

9.    RETIREMENT SAVINGS PLAN
The Company maintains a 401(k) retirement savings plan (the "Plan") to provide retirement benefits for substantially all of its North American employees. Participants in the Plan may elect to contribute up to 50% of their pre-tax annual compensation to the Plan, limited to the maximum amount allowed by the Internal Revenue Code, as amended. The Company, at its discretion, may also make annual contributions to the Plan.

Effective July 1, 2012, the Plan Administrator approved an amendment to the Plan Document to exclude temporary and leased employees from being able to participate in the Plan.

For the year ended December 31, 2015, the Company matched up to 33% of the first 9% of a participant’s pre-tax compensation contributed to the Plan, which resulted in an aggregate match of $3.0 million contributed to the employees' accounts in February 2016. For the years ended December 31, 2014 and 2013, subject to meeting specified operating targets, the Company matched up to 33% of the first 9% of a participant’s pre-tax compensation contributed to the Plan. For the year ended December 31, 2014, the Company’s performance did not result in a match; however, the Compensation Committee approved a discretionary match for the maximum contribution of $2.7 million, which was contributed by issuing shares of the Company’s common stock to the employees’ accounts in February 2015. For the year ended December 31, 2013, the Company’s performance resulted in a match for the full amount of $2.0 million, which was contributed to the employees’ accounts in cash in February 2014.

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

For the year ended December 31, 2016, the Company anticipates matching up to 33% of the first 9% of a participant’s pre-tax compensation contributed to the Plan.

Although the Company has not expressed any intent to terminate the Plan, it has the option to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974. Upon termination of the Plan, either full or partial, participants become fully vested in their entire account balances.

10.    INCOME TAXES

The following table sets forth information regarding the United States and foreign components of income tax expense for 2015, 2014 and 2013 (in thousands):

Years Ended December 31,	Current	Deferred	Total
2015
United States federal	$(291)	$319	$28
State and local	517	35	552
Foreign jurisdiction	1,440	(646)	794
Total	$1,666	$(292)	$1,374

2014
United States federal	$(3,920)	$28,333	$24,413
State and local	(594)	(787)	(1,381)
Foreign jurisdiction	1,254	(414)	840
Total	$(3,260)	$27,132	$23,872

2013
United States federal	3,735	(7,380)	(3,645)
State and local	587	(580)	7
Foreign jurisdiction	7,433	(222)	7,211
Total	$11,755	$(8,182)	$3,573

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets at December 31, 2015, 2014 and 2013 are presented below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$478	$382	$293
Accrued expenses	3,154	4,244	4,144
Deferred revenues	9,300	14,125	13,442
Stock-based compensation expense	9,526	7,849	6,037
Depreciation and amortization expense	723	1,014	423
Tax net operating loss carryforwards	11,861	906	109
Foreign tax credit carryforwards	4,352	2,668	1,403
Research tax carryforwards	7,309	7,425	3,930
Valuation allowance	(42,755)	(33,555)	(135)
Total deferred tax assets	3,948	5,058	29,646

Deferred tax liabilities:
Depreciation and amortization expense	(98)	(948)	(1,287)
Intangibles	(5,844)	(6,404)	(6,957)
Investments	(149)	(143)	(143)
Total deferred tax liabilities	(6,091)	(7,495)	(8,387)
Net deferred tax (liabilities) assets	$(2,143)	$(2,437)	$21,259

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income prior to the period in which temporary differences such as loss carryforwards and tax credits expire. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryback and carryforward periods), projected future taxable income and tax planning strategies in making this assessment. During the fourth quarter of 2014, the Company recorded deferred income tax expense of $33.4 million related to recording a valuation allowance to reduce a significant portion of the Company’s deferred tax assets. The Company has incurred cumulative tax losses in recent periods due to its business model shift to the cloud. Such tax losses may continue for a period of time. This deferred income tax expense reflected the Company’s assessment that it was more likely than not that the deferred tax assets would not be realizable in the foreseeable future. Therefore, the Company recorded a valuation allowance to reduce the carrying value of the deferred tax assets. During 2015, the Company increased the valuation allowance by $9.2 million. As a result, the valuation allowance as of December 31, 2015 and 2014 was $42.8 million and $33.6 million, respectively.

The following table sets forth the items accounting for the difference between expected income tax expense compared to actual income tax expense recorded in the Company’s consolidated financial statements (in thousands):

	Years Ended December 31,
	2015	2014	2013
Expected income tax expense at 35% tax rate	$(7,158)	$(6,123)	$4,580
Permanent items	(184)	485	612
State taxes, net of federal benefit	409	(634)	361
Disqualifying dispositions of stock options	—	(44)	(353)
Research tax credit	(1,834)	(2,487)	(2,441)
Prior year tax credit adjustment	—	—	702
Increase (decrease) in liabilities for uncertain tax positions	68	210	(35)
Valuation allowance	9,201	33,420	135
Other	872	(955)	12
Income tax expense	$1,374	$23,872	$3,573

During 2010, the Company utilized its remaining U.S. federal net operating losses generated from tax benefits related to the exercise of stock options. The Company had no tax benefits related to the exercise of stock options during 2015 and 2014. Tax benefits related to the exercise of stock options during 2013 were $13.5 million. The Company does not record a deferred tax asset on its balance sheet for the tax benefits from these deductions until they are realizable. At December 31, 2015, the Company had approximately $13.6 million of foreign tax credits and federal and state research tax credit carryforwards available to offset taxes payable.

The Company and its subsidiaries file federal income tax returns and income tax returns in various states and foreign jurisdictions. Tax years 2013 and forward remain open for examination for federal tax purposes and tax years 2011 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2015 will remain subject to examination until the respective tax year is closed.

Historically, the impact of foreign effective income tax rates on the Company’s overall effective income tax rates has been immaterial due to the fact that the Company uses a cost plus basis method for calculating taxes in the majority of the foreign tax jurisdictions in which the Company operates. A cost plus basis limits the taxes paid in these foreign jurisdictions to a markup of the costs that the Company incurs in these jurisdictions and is not tied to the actual revenues generated. A cost plus basis guarantees the foreign subsidiaries operating income whereas foreign subsidiary resellers are not guaranteed a profit margin. However, due to the Company switching certain of its existing foreign subsidiaries from cost plus to resellers entities, the foreign effective tax rate could become material in future years. As of December 31, 2015, 2014 and 2013, the recorded foreign tax expense and the related effect on the income tax rates were $0.8 million, or 48.54%, $0.5 million, or 2.08%, and $6.8 million, or 190%, respectively.

FASB ASC 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified uncertain tax positions related to certain tax credits and certain state income tax apportionment that the Company currently believes meet the “more likely than not” recognition threshold to be sustained upon examination. The balance of the reserve was approximately $2.4 million and $2.3 million at December 31, 2015 and 2014, respectively.

The Company accounts for uncertain income taxes under FASB ASC 740. The Company recognizes financial statement benefits for positions taken for tax return purposes when it is more likely than not that the position will be sustained. A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2015	2014
Unrecognized Tax Benefits at Beginning of Year	$2,297	$2,087
Increase in balance due to current year tax position	551	439
Decrease in balance due to resolution of prior year tax position	(483)	(229)
Unrecognized Tax Benefits at End of Year	$2,365	$2,297

If recognized, the entire remaining balance of unrecognized tax benefits would impact the effective tax rate. We recognize interest income, interest expense and penalties relating to tax exposures as a component of income tax expense. As of December 31, 2015, the unrecognized tax benefit of $2.4 million included no interest expense and penalties. As of December 31, 2014, the unrecognized tax benefit of $2.3 million included $27,000 of interest expense and penalties related to the above unrecognized tax benefits.

11.    SEGMENT AND GEOGRAPHIC DISCLOSURES
In accordance with FASB ASC Topic 280, Segment Reporting , the Company views its operations and manages its business as principally one segment which is interaction management software solutions licensing and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Revenues derived from customers and partners located in the United States accounted for approximately 64% of the Company’s total revenues in each of 2015 and 2014, and approximately 63% of the Company’s total revenues in 2013.  The remaining revenues are from customers and partners located in foreign countries and each individual foreign country accounted for less than 10% of total revenues in each of 2015, 2014 and 2013.  The Company attributes revenues to countries based on the country in which the customer or partner is located. Additionally, as of December 31, 2015 and 2014, the percentage of the Company’s net property and equipment, which included computer and office equipment, furniture and fixtures, leasehold improvements and data center equipment, that was located outside of the United States decreased to approximately 22% in 2015 from 24% in 2014. No more than 10% of the Company’s net property and equipment was located in any individual foreign country as of December 31, 2015 and 2014.

12.    COMMITMENTS AND CONTINGENCIES
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

Guarantees

The Company provides indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of its product and service offerings.  The Company’s software license and subscription agreements include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if the Company’s software products or services infringe upon a third party's intellectual property rights, over the life of the agreement. There is no maximum potential amount of future payments set under the guarantee. However, the typical arrangement states that the Company may at any time and at its option and expense:  (i) procure the right of the customer to continue to use the Company’s software or services that may infringe a third party’s rights; (ii) modify its software or services so as to avoid infringement; or (iii) require the customer to return its software or stop using the service and the Company will provide a refund to the customer depending on the type of offering (on-premises or cloud) used by such customer. The customer’s failure to provide timely notice or reasonable assistance will relieve the Company of its obligations under this indemnification to the extent that it has been actually and materially prejudiced by such failure. To date, the Company has not incurred, nor does it expect to incur, any material related costs and, therefore, has not reserved for such liabilities in accordance with FASB ASC Topic 460, Guarantees.

The Company’s software license and subscription agreements also include a warranty that its software products and services will substantially conform to its software user documentation for a period of one year, provided the customer is in material compliance with the software license or subscription agreement. To date, the Company has not incurred any material costs associated with these product warranties, and as such, has not reserved for any such warranty liabilities in its operating results.

Lease Commitments and Other Contingencies

See Note 8 for further information on the Company’s lease commitments.

Effective March 6, 2015, the Company entered into an agreement with Verint Americas Inc. ("Verint"), with an initial term of five years. Under the terms of the agreement, Verint granted to the Company limited rights to sell Verint product and the Company agreed to pay Verint license fees. If sales of Verint product are not maintained at levels as stated in the agreement, the Company could potentially owe Verint up to $5 million. No accrual has been recorded as of December 31, 2015, as the Company anticipates selling at least the minimum amounts of Verint product set forth in the agreement.

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

13.    ACQUISITIONS

OrgSpan Acquisition

On May 14, 2014, the Company entered into a stock purchase agreement and acquired OrgSpan, Inc. ("OrgSpan"), a privately held provider of cloud-based enterprise social communications solutions.  The Company purchased OrgSpan to leverage technology that will provide efficient deployment of the Company’s PureCloud Platform.  As previously disclosed, Donald E. Brown, the Company’s Chairman of the Board, President and Chief Executive Officer, was a founder and majority stockholder of OrgSpan.  The Company purchased OrgSpan for approximately $14.1 million, partially funded with cash on hand, which included the repayment of OrgSpan’s outstanding debt of approximately $8.0 million. OrgSpan’s outstanding debt consisted primarily of operating loans provided by Dr. Brown bearing interest at a rate of 4.25% per annum. Approximately $1.4 million in cash was paid to OrgSpan’s stockholders (other than Dr. Brown) and to holders of vested OrgSpan stock options. In exchange for his shares of OrgSpan stock, Dr. Brown has the right to receive an aggregate of 98,999 restricted shares of the Company’s common stock (the "Restricted Shares"), representing approximately $4.7 million of the purchase price, which Restricted Shares will vest and be issued by the Company upon the achievement of certain performance-based conditions tied to the launch and sales of the Company’s PureCloud Platform, which incorporates certain OrgSpan products and technology. The Restricted Shares will be unregistered. The difference between the $15.6 million purchase price previously disclosed in the Form 8-K filed on May 14, 2014 and the $14.1 million noted above is a result of the difference in the value of the 98,999 Restricted Shares received by Dr. Brown for accounting purposes. The Company also retained 38 OrgSpan employees as part of the transaction.

The transaction was negotiated and approved by the Company's Audit Committee following its reassessment of the relationship between the Company and OrgSpan. The Audit Committee retained its own independent valuation consultant and its own independent counsel in connection with the reassessment. The committee’s valuation consultant subsequently provided the Audit Committee with a fairness opinion concerning the transaction. Following its approval, the Audit Committee recommended that the acquisition be approved by the Company's Board of Directors. The independent members of the Company's Board of Directors unanimously approved the transaction, with Dr. Brown recusing himself from all Board deliberations related to OrgSpan.

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

The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations ("FASB ASC 805"). The results of OrgSpan’s operations were included in the Company’s condensed consolidated financial statements commencing on the acquisition date.

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

Professional fees related to this acquisition totaled $613,000, and included transaction costs such as legal, accounting and valuation services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of operations for the periods incurred. All of these costs were incurred and recognized during 2014.

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

Intangible assets acquired resulting from this acquisition consisted of technology, which is amortized on a straight-line basis. The following sets forth the current net book value of technology acquired and its original economic useful life (dollars in thousands):

	As of December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Technology	$5,766	$961	$4,805	10

Pro Forma Results

The Company has not furnished pro forma financial information related to its acquisition of OrgSpan because such information is not material individually or in the aggregate to the overall financial results of the Company.

Goodwill and Other Intangible Assets
The following table presents a roll forward of goodwill as of December 31, 2015 (in thousands):

Balance as of December 31, 2014	$43,732
Foreign currency adjustment	(2,243)
Other	359
Balance as of December 31, 2015	$41,848

14.    DERIVATIVES

The Company enters into derivative contracts to mitigate its foreign currency risk associated with transacting business internationally.  The Company uses foreign currency forward contracts to hedge the revaluation exposure of its net monetary assets and liabilities including cash, accounts receivable, accounts payable and certain intercompany payables and receivables.  These hedges are undesignated and all realized and unrealized gains and losses are recorded as incurred within other income (expense) on the Company’s consolidated statements of operations. The objective is to offset the gains and losses on the underlying exposures with the gains and losses from the forward contracts.  The Company’s hedging policy prohibits entering into hedge contracts that are speculative in nature.

The Company records the fair value of its outstanding hedge contracts in other current assets and accrued liabilities depending upon the market value of the forward contracts at each balance sheet date.  The following table summarizes the notional amount and fair value of the Company’s outstanding currency contracts at December 31, 2015 and December 31, 2014, respectively.

	USD Equivalent Notional Amount (000's)
	December 31, 2015	December 31, 2014
Euro	$3,275	$3,041
Japanese Yen	1,495	—
US Dollar	150	600
South African Rand	347	—
Swedish Krona	—	249
Australian Dollar	—	738
Total	$5,267	$4,628

	Fair Value USD(1) (000's)
	December 31, 2015	December 31, 2014
Derivative asset	$32	$17
___________
(1) The fair value measurement of these derivative contracts falls within Level 2 of the fair value hierarchy as defined in FASB ASC 820. See Note 3 - Investments for further information.
During the years ended December 31, 2015 and 2014, the Company recorded hedging gains of $498,000 and $102,000, respectively.

15.    CONVERTIBLE NOTES

In May 2015, the Company issued $150.0 million aggregate principal amount of its Notes due June 1, 2020, unless earlier purchased by the Company or converted. Interest is payable semi-annually, in arrears, on June 1 and December 1 of each year, and the Company made the first interest payment on December 1, 2015.

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

•
during the five business day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined below) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day;

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

In connection with the pricing of the Notes, the Company entered into capped call transactions. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of the Company's common stock that underlie the Notes. The Company used approximately $12.8 million of the net proceeds from the issuance of the Notes to pay the cost of the capped call transactions. The strike price of the purchased call option is the same as the initial conversion price per share of the Notes of $61.24. The capped call transactions have an initial cap price of $79.38 per share. These capped call transactions are recorded within equity on the condensed consolidated balance sheet as of December 31, 2015 and are not remeasured as long as they continue to meet the conditions for equity classification.

In accounting for the issuances of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount ("convertible notes discount") is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(In thousands)				December 31, 2015	December 31, 2014
1.25% Convertible Senior Notes	$150,000	$31,756	(1)	$118,022	$—
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

The Notes consisted of the following (in thousands):

	As of
	December 31, 2015	December 31, 2014
Liability component:
1.25% Convertible Senior Notes (1)	$150,000	$—
Less: convertible notes discount, net (2)	(28,554)	—
Less: convertible notes issuance costs (2)	(3,424)	—
Net carrying amount	$118,022	$—
___________
(1) The effective interest rate of the Notes is 6.25%. The interest rate is based on the interest rates of similar liabilities at the time of issuance that did not have an associated convertible feature.
(2) Included in the consolidated balance sheet as of December 31, 2015 within convertible notes and is amortized over the term of the Notes using the effective interest rate method.

The total estimated fair value of the Notes at December 31, 2015 was $124.7 million. The fair value was determined based on inputs that are observable in the market (Level 2) and was based on the closing trading price per $100 of the Notes as of the last day of trading for the fourth quarter of 2015.

Based on the closing price of the Company’s common stock of $31.42 on December 31, 2015, the if-converted value of the Notes fell below the principal amount by approximately $73.0 million. Based on the terms of the Notes, the Notes were not convertible at any time during the year ended December 31, 2015.

16.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued FASB ASU No. 2014-9, Revenue from Contracts with Customers ("FASB ASU 2014-9"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. FASB ASU 2014-9 will replace most existing U.S. GAAP revenue recognition guidance when it becomes effective. As originally issued, the new standard was to become effective for the Company on January 1, 2017, and early adoption is not permitted.  In August 2015, the FASB issued FASB ASU No. 2015-14, Deferral of the Effective Date, which declared a one-year deferral of the effective date of the new revenue recognition standard. As a result, the new standard will become effective for the Company beginning with the first quarter of 2018. FASB ASU 2014-9 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that FASB ASU 2014-9 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the guidance on its ongoing financial reporting.

In April 2015, the FASB issued FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("FASB ASU 2015-03"), which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the debt liability instead of presenting the debt issuance costs as a separate asset. Public business entities must apply the new requirements in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. The Company elected to early adopt FASB ASU 2015-03 in the second quarter of 2015 and has presented debt issuance costs as a direct deduction from the long-term debt liability in the accompanying balance sheet as of December 31, 2015.

In April 2015, the FASB issued FASB ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("FASB ASU 2015-05"), which clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. Public business entities must apply the new requirement in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted for all entities. The Company has elected to adopt the amendments prospectively for all arrangements entered into or materially modified after the effective date, which may result in the reclassification of certain cloud computing arrangements from prepaids to fixed assets on the consolidated balance sheet.

In November 2015, the FASB issued FASB ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("FASB ASU 2015-17"), which requires an entity to present deferred tax assets and liabilities as noncurrent on the balance sheet. Public business entities must apply the new requirements in fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. The Company elected to early adopt FASB ASU 2015-17 in the fourth quarter of 2015 and has presented its deferred taxes as noncurrent in the accompanying balance sheets as of December 31, 2015.

17.    UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following selected quarterly data should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K. This information has been derived from unaudited consolidated financial statements of the Company that, in management’s opinion, reflect all recurring adjustments necessary to fairly present the Company’s financial information when read in conjunction with its consolidated financial statements and notes thereto. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period (in thousands, except per share amounts):

	2015
	Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
Total revenues	$89,475	$96,331	$97,369	$107,687
Gross profit	52,951	59,012	58,648	66,631
Operating loss	(4,771)	(3,761)	(6,182)	(698)
Net loss	(3,459)	(5,084)	(9,752)	(3,532)

Net loss per share:
Basic	(0.16)	(0.24)	(0.45)	(0.16)
Diluted	(0.16)	(0.24)	(0.45)	(0.16)

Shares used to compute net loss per share:
Basic	21,447	21,504	21,664	21,732
Diluted	21,447	21,504	21,664	21,732

	2014
	Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
Total revenues	$79,448	$79,830	$89,462	$92,556
Gross profit	48,040	46,520	53,987	56,687
Operating (loss) income	(4,813)	(11,513)	(3,464)	2,011
Net loss(1)	(2,564)	(6,798)	(2,143)	(29,862)

Net loss per share:
Basic	(0.12)	(0.33)	(0.10)	(1.42)
Diluted	(0.12)	(0.33)	(0.10)	(1.42)

Shares used to compute net loss per share:
Basic	20,689	20,851	20,904	21,015
Diluted	20,689	20,851	20,904	21,015
_____
(1) During the fourth quarter of 2014, the Company recorded $33.4 million of deferred tax expense for a valuation allowance on deferred tax assets.

Interactive Intelligence Group, Inc.
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

Description	Balance at Beginning of Period	Charged to Revenue and Expenses, net	Reduction of Allowance (1)	Balance at End of Period

Allowance for doubtful accounts receivable:
2015	$1,052	$745	$289	$1,508
2014	1,233	322	503	1,052
2013	1,584	132	483	1,233
_____
(1) Uncollectible accounts written off, net of recoveries.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control over Financial Reporting

The management of Interactive Intelligence Group, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

The Company’s management (with the participation and under the supervision of the Company’s principal executive and principal financial officers) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation and the criteria in Internal Control—Integrated Framework (2013) issued by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report dated February 29, 2016, which is included in Item 8 of this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Attestation Report of Independent Registered Public Accounting Firm

See Independent Registered Public Accounting Firm report in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION.

None.

PART III.

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item concerning our directors and executive officers, audit committee members and financial expert, code of ethics, disclosure of delinquent Section 16 filers and shareholder director nomination procedures is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2015.
The following is the current biographical information with respect to our directors and our executive officers:

Board of Directors	Executive Officers

Donald E. Brown, M.D.	Donald E. Brown, M.D.
Chairman of the Board, President and Chief Executive Officer	Chairman of the Board, President and Chief Executive Officer

Mitchell E. Daniels, Jr. +	Ashley A. Vukovits
President, Purdue University	Chief Financial Officer, Senior Vice President of Administration, Secretary and Treasurer

Edward L. Hamburg, Ph.D. * ^	Gary R. Blough
Advisory Partner, Morgan Stanley Expansion Capital	Chief International Officer

Michael C. Heim * ^	Thomas J. Fisher
Corporate Vice President and Global Chief Information Officer, Whirlpool Corporation (manufacturing company)	Chief Services Officer

Mark E. Hill +^	William J. Gildea III
Managing Partner, Collina Ventures, LLC (private investment company)	Chief Operating Officer

Richard A. Reck *+	Jeff M. Platon
President, Business Strategy Advisors LLC (business strategy consultancy)	Chief Marketing Officer

Paul F. Weber
Chief Business Officer

* Member of Audit Committee
+ Member of Compensation Committee
^ Member of Nominating and Corporate Governance Committee

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report and the Compensation Discussion and Analysis, are incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2015.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFCIAL OWNERS AND MANAGMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2015.

ITEM 13.    CERTAIN RELATIONSHPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

The information required by this Item concerning our policies and procedures for the review and approval of related person transactions, certain relationships and related person transactions and director independence is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2015.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2015.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

1.	Financial Statements

The Consolidated Financial Statements are set forth under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts is set forth under Item 8 of this Annual Report on Form 10-K.

All other schedules are omitted because they are either not required, not applicable or the required information is otherwise shown in the Consolidated Financial Statements, the Notes thereto or Schedule II - Valuation and Quantifying Accounts.

3.	Exhibits

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Exchange Act, reference is made to such documents as previously filed as exhibits with the SEC.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Reorganization, dated April 11, 2011, by and among Interactive Intelligence, Inc., Interactive Intelligence Group, Inc., and ININ Corp.	S-4/A (Registration No. 333-173435)	Annex I to the Proxy Statement / Prospectus	4/27/2011

2.2	Stock Purchase Agreement, dated as of May 14, 2014, among the Company, Donald E. Brown, M.D., Jeffrey Swartz and each of the other sellers thereto	8-K	2.1	5/14/2014

3.1	Articles of Incorporation of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex II to the Proxy Statement / Prospectus	4/27/2011

3.2	By-Laws of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex III to the Proxy Statement / Prospectus	4/27/2011

4.1	Indenture with respect to the Company's 1.25% Convertible Senior Notes due 2020, dated as of May 26, 2015, between the Company and U.S. Bank National Association, as trustee	8-K	4.1	5/26/2015

4.2	Form of $150,000,000 aggregate principal amount of 1.25% Convertible Senior Notes due 2020 (included in Exhibit 4.1 hereto)	8-K	4.2	5/26/2015

10.1	* Assumption and General Amendment of Company Plans, dated as of July 1, 2011, between Interactive Intelligence, Inc. and Interactive Intelligence Group, Inc.	8-K	10.1	7/6/2011

10.2	* Assumption of Non-Employee Director Change of Control Agreements, dated as of July 1, 2011, between Interactive Intelligence, Inc. and Interactive Intelligence Group, Inc.	8-K	10.2	7/6/2011

10.3	*Form of Assignment, Assumption, Consent and Amendment to Change of Control and Retention Agreement, dated as of July 1, 2011, by and among Interactive Intelligence, Inc., Interactive Intelligence Group, Inc. and each of Gary R. Blough, Thomas J. Fisher, William J. Gildea III, Stephen R. Head, Ashley A. Vukovits and Paul F. Weber	8-K	10.3	7/6/2011

10.4	Asset Purchase Agreement dated as of April 17, 2007 between the Company and Alliance Systems, Ltd.	8-K+	10.6	4/23/2007

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.5	*Employment, Non-Disclosure and Non-Competition Agreement between the Company and Gary R. Blough, dated May 26, 2006	8-K+	10.6	5/31/2006

10.6	*Employment Agreement between the Company and Stephen R. Head, dated November 3, 2003	10-K+	10.11	3/25/2004

10.7	*Employment Agreement between the Company and Paul F. Weber dated November 26, 2003	10-K	10.8	3/12/2014

10.8	*Form of Indemnity Agreement between the Company and each of its directors and executive officers	S-1/A+ (Registration No. 333-79509)	10.23	7/14/1999

10.9	*Summary of Certain Director and Executive Officer Compensation				X

10.10	*Amended Employee Stock Purchase Plan, as currently in effect	8-K+	10.28	1/5/2006

10.11	*401(k) Savings Plan, as amended	10-Q	10.1	5/9/2012

10.12	*2006 Equity Incentive Plan, As Amended May 22, 2013	8-K	10.1	5/24/2013

10.13	* Form of Restricted Stock Unit Award Agreement Under 2006 Equity Incentive Plan	10-K+	10.18	3/16/2011

10.14	*Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	8-K+	10.35	2/22/2007

10.15	*Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	8-K+	10.36	2/22/2007

10.16	*Form of Non-Employee Director Stock Option Agreement under 2006 Equity Incentive Plan	10-Q+	10.37	8/9/2007

10.17	*Form of Nonqualified Stock Option Agreement (2014) under 2006 Equity Incentive Plan	8-K	10.1	1/6/2014

10.18	*Form of Performance-Based Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan	8-K	10.1	2/20/2015

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.19	*Amendment to Stock Option Award Agreement, dated as of May 6, 2015, between the Company and Stephen R. Head	10-Q	10.2	5/11/2015

10.20	*Other Stock-Based Award Agreement, dated as of May 6, 2015, between the Company and Stephen R. Head	10-Q	10.3	5/11/2015

10.21	*Form of Non-Employee Director Change of Control Agreement	10-Q+	10.38	8/9/2007

10.22	*Employment, Non-Disclosure and Non-Competition Agreement dated March 4, 2008 between the Company and William J. Gildea, III	10-K+	10.40	3/16/2010

10.23	*Form of Change of Control and Retention Agreement by and between the Company and each of Gary R. Blough, Thomas J. Fisher, William J. Gildea III, Stephen R. Head, Ashley A. Vukovits and Paul F. Weber	8-K+	10.5	3/17/2006

10.24	* Employment Agreement between the Company and Thomas J. Fisher dated March 11, 2002	10-K	10.29	3/12/2014

10.25	* Employment, Non-Disclosure and Non-Competition Agreement between the Company and Jeff M. Platon dated November 3, 2014	10-K	10.29	2/27/2015

10.26	* Employment Agreement between the Company and Ashley A. Vukovits dated July 7, 2003				X

10.27	Lease Termination Agreement, dated as of May 6, 2014, between Interactive Intelligence, Inc. and Duke Realty Limited Partnership	8-K	10.1	5/12/2014

10.28	Office Lease, dated as of May 6, 2014, between Interactive Intelligence Group, Inc. and Duke Realty Limited Partnership. (7602 Interactive Way) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)	8-K	10.2	5/12/2014

10.29	Office Lease, dated as of May 6, 2014, between Interactive Intelligence Group, Inc. and Duke Realty Limited Partnership. (7601 Interactive Way) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)	8-K	10.3	5/12/2014

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.30	Office Lease, dated as of May 6, 2014, between Interactive Intelligence Group, Inc. and Duke Realty Limited Partnership. (7635 Interactive Way) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)	8-K	10.4	5/12/2014

10.31	Office Lease, dated as of May 6, 2014, between Interactive Intelligence Group, Inc. and Duke Construction Limited Partnership. (Woodland VII) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)	8-K	10.5	5/12/2014

10.32	Form of Capped Call Confirmation between the Company and each Option Counterparty	8-K	10.2	5/26/2015

21	Subsidiaries of the Company as of December 31, 2015				X

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following materials from Interactive Intelligence Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive (Loss) Income, (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Shareholders’ Equity, (6) Financial Statement Schedule II, and (7) Notes to Consolidated Financial Statements
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

Interactive Intelligence Group, Inc.
(Registrant)

Date: February 29, 2016	By:	/s/ Ashley A. Vukovits
Ashley A. Vukovits
Chief Financial Officer, Senior Vice President of Administration, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ Donald E. Brown, M.D.	Chairman of the Board of Directors, President, Chief Executive Officer (Principal Executive Officer)	February 29, 2016
Donald E. Brown, M.D.

/s/ Ashley A. Vukovits	Chief Financial Officer, Senior Vice President of Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016
Ashley A. Vukovits

/s/ Mitchell E. Daniels, Jr.	Director	February 29, 2016
Mitchell E. Daniels, Jr.

/s/ Edward L. Hamburg, Ph. D.	Director	February 29, 2016
Edward L. Hamburg, Ph. D.

/s/ Mark E. Hill	Director	February 29, 2016
Mark E. Hill

/s/ Michael C. Heim	Director	February 29, 2016
Michael C. Heim

/s/ Richard A. Reck	Director	February 29, 2016
Richard A. Reck