Form 10-Q
period 2016-03-31
Interactive Intelligence Group, Inc.
filed 2016-05-06
CIK 1517650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

(317) 872-3000 (Registrant's telephone number, including area code)

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2016, there were 22,079,013 shares outstanding of the registrant's common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2016 and December 31, 2015
(in thousands, except share amounts)

	March 31, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$114,549	$94,808
Short-term investments	58,558	64,182
Accounts receivable, net of allowance for doubtful accounts
of $1,998 at March 31, 2016 and $1,508 at December 31, 2015	87,107	106,950
Prepaid expenses	37,252	32,709
Other current assets	12,301	13,264
Total current assets	309,767	311,913
Long-term investments	24,934	30,503
Property and equipment, net	42,755	44,837
Capitalized software, net	42,733	43,783
Goodwill	42,573	41,848
Intangible assets, net	14,449	14,427
Other assets, net	6,283	6,222
Total assets	$483,494	$493,533
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,209	$10,571
Accrued liabilities	17,787	17,157
Accrued compensation and related expenses	13,576	18,910
Deferred license and hardware revenues	4,298	7,823
Deferred recurring revenues	96,276	92,773
Deferred services revenues	15,367	14,979
Total current liabilities	157,513	162,213
Convertible notes	119,619	118,022
Long-term deferred revenues	19,158	19,834
Deferred tax liabilities, net	2,229	2,143
Other long-term liabilities	7,645	7,291
Total liabilities	306,164	309,503
Shareholders' equity:
Common stock, $0.01 par value; 100,000,000 authorized;
22,065,052 issued and outstanding at March 31, 2016,
21,821,895 issued and outstanding at December 31, 2015	221	218
Additional paid-in capital	242,060	237,496
Accumulated other comprehensive loss, net of tax	(9,259)	(11,244)
Accumulated deficit	(55,692)	(42,440)
Total shareholders' equity	177,330	184,030
Total liabilities and shareholders' equity	$483,494	$493,533

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Recurring	$64,290	$54,212
License and hardware	21,378	21,621
Services	13,613	13,642
Total revenues	99,281	89,475
Costs of revenues (1)(2):
Costs of recurring	22,436	18,744
Costs of license and hardware	6,391	6,529
Costs of services	11,551	11,251
Total costs of revenues	40,378	36,524
Gross profit	58,903	52,951
Operating expenses (1)(2):
Sales and marketing	34,436	31,109
Research and development	22,780	13,837
General and administrative	12,510	12,776
Total operating expenses	69,726	57,722
Operating loss	(10,823)	(4,771)
Other expense:
Interest (expense) income, net	(1,837)	148
Other expense	(251)	(327)
Total other expense	(2,088)	(179)
Loss before income taxes	(12,911)	(4,950)
Income tax (expense) benefit	(341)	1,491
Net loss	$(13,252)	$(3,459)
Net loss per share:
Basic	$(0.60)	$(0.16)
Diluted	(0.60)	(0.16)
Shares used to compute net loss per share:
Basic	22,007	21,447
Diluted	22,007	21,447

(1) Amounts include amortization of purchased intangibles from business combinations, as follows:
Costs of license and hardware revenues	$186	$177
General and administrative	417	449
Total intangible amortization expense	$603	$626

(2) Amounts include stock-based compensation expense, as follows:
Costs of recurring revenues	$393	$432
Costs of license and hardware revenues	30	22
Costs of services revenues	274	129
Sales and marketing	817	561
Research and development	1,754	819
General and administrative	701	1,030
Total stock-based compensation expense	$3,969	$2,993
See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(13,252)	$(3,459)
Other comprehensive loss:
Foreign currency translation adjustment	1,737	(3,262)
Net unrealized investment gain - net of tax	248	59
Comprehensive loss	$(11,267)	$(6,662)

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 2016
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2015	21,822	$218	$237,496	$(11,244)	$(42,440)	$184,030
Net loss	—	—	—	—	(13,252)	(13,252)
Stock-based compensation expense	—	—	4,075	—	—	4,075
Exercise of stock options	94	3	1,742	—	—	1,745
Issuances of common stock	15	—	458	—	—	458
Tax withholding on restricted stock unit awards	134	—	(1,711)	—	—	(1,711)
Foreign currency translation adjustment	—	—	—	1,737	—	1,737
Net unrealized investment gain	—	—	—	248	—	248
Balances, March 31, 2016	22,065	$221	$242,060	$(9,259)	$(55,692)	$177,330

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(13,252)	$(3,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,447	4,736
Amortization	2,992	626
Other non-cash items	(214)	(1,352)
Stock-based compensation expense	3,969	2,993
Deferred income taxes	86	(160)
Amortization of investment premium	64	124
Loss on disposal of fixed assets	279	5
Amortization of debt issuance costs	176	—
Amortization of debt discount	1,421	—
Changes in operating assets and liabilities:
Accounts receivable	19,843	12,425
Prepaid expenses	(4,543)	122
Other current assets	963	(1,051)
Accounts payable	(362)	199
Accrued liabilities	690	1,040
Accrued compensation and related expenses	(5,334)	(2,133)
Deferred license and hardware revenues	(3,539)	2,174
Deferred recurring revenues	3,403	(1,199)
Deferred services revenues	(174)	(18)
Other assets and liabilities	293	785
Net cash provided by operating activities	11,208	15,857
Investing activities:
Sales of available-for-sale investments	29,741	14,805
Purchases of available-for-sale investments	(18,364)	—
Purchases of property and equipment	(1,964)	(6,260)
Capitalized software	(1,312)	(5,872)
Net cash provided by investing activities	8,101	2,673
Financing activities:
Principal payments on capital lease obligations	(60)	—
Proceeds from stock options exercised	1,745	1,497
Proceeds from issuance of common stock	458	388
Tax withholding on restricted stock unit awards	(1,711)	(2,306)
Net cash provided by (used in) financing activities	432	(421)
Net increase in cash and cash equivalents	19,741	18,109
Cash and cash equivalents, beginning of period	94,808	36,168
Cash and cash equivalents, end of period	$114,549	$54,277
Cash paid during the period for:
Interest	$8	$—
Income taxes	728	120
Non-cash financing and investing activities:
Issuance of retirement plan shares	—	2,523
Other non-cash item:
Purchase of property and equipment payable at end of period	450	746
See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015 (unaudited)

1.	FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Interactive Intelligence Group, Inc. (together with its consolidated subsidiaries, "the Company," "we," "us" and "our") have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions for Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, certain information and note disclosures normally included in the Company's financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC").

The preparation of the Company's condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, at the respective balance sheet dates, and the reported amounts of revenues and expenses during the respective reporting periods. Despite management's best effort to establish good faith estimates and assumptions, actual results could differ from these estimates. In management's opinion, the Company's accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature, except as otherwise noted) for the fair presentation of the results of the interim periods presented.

The Company's accompanying condensed consolidated financial statements as of December 31, 2015 have been derived from the Company's audited consolidated financial statements at that date but do not include all of the information and notes required by GAAP for complete financial statements. These accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2015, included in the Company's most recent Annual Report on Form 10-K as filed with the SEC on February 29, 2016. The Company's results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Revisions and Adjustments

The Company corrected an immaterial error in its previously issued condensed consolidated statement of cash flows for the three months ended March 31, 2015. The Company reclassified its 2014 401(k) match from a financing activity on the condensed consolidated statement of cash flows to a non-cash financing activity, as the 401(k) match was issued in the form of shares during the first quarter of 2015. The revision did not have any impact on the quarterly results for 2016.

2.	SUMMARY OF CERTAIN ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

For a complete summary of the Company's significant accounting policies and critical accounting estimates, refer to Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

In March 2016, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation ("FASB ASU 2016-09"), which includes the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Public business entities must apply the new requirements in fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the effect that FASB ASU 2016-09 will have on its consolidated financial statements and related disclosures. The Company has not yet adopted the amendments nor has it determined the effect of the guidance on its ongoing financial reporting.

In February 2016, the FASB issued FASB ASU No. 2016-02, Leases ("FASB ASU 2016-02), which amends the FASB Accounting Standards Codification ("ASC") to increase transparency and comparability among organizations by requiring companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Public business entities must apply the new requirements in fiscal years beginning after December 15, 2018, including interim periods within those years. All entities have the option of applying the amendments as of an earlier date for financial statements that have not been previously issued. The Company is evaluating the effect that FASB ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company has not yet adopted the amendments nor has it determined the effect of the guidance on its ongoing financial reporting.

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers ("FASB ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. FASB ASU 2014-09 will replace most existing U.S. GAAP revenue recognition guidance when it becomes effective. As originally issued, the new standard was to become effective for the Company on January 1, 2017, and early adoption is not permitted.  In August 2015, the FASB issued FASB ASU No. 2015-14, Deferral of the Effective Date, which declared a one-year deferral of the effective date of the new revenue recognition standard. As a result, the new standard will become effective for the Company beginning with the first quarter of 2018. FASB ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that FASB ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the guidance on its ongoing financial reporting.

The Company capitalizes certain costs related to its multi-tenant cloud offering, PureCloudSM ("PureCloud"), and certain projects described below for internal use in accordance with FASB ASC 350-40, Internal Use Software. Once a product has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The capitalization of costs ceases upon completion of all substantial testing. Costs incurred in the preliminary stages of development, maintenance and training costs are expensed as incurred. During the three months ended March 31, 2016 and 2015, the Company capitalized $1.0 million and $5.6 million, respectively, of costs related to the development of its PureCloud Platform. The Company will continue to capitalize development costs related to new PureCloud functionality and will begin amortizing such costs once that functionality is released for general availability.

The Company also capitalizes costs related to implementing new business systems to meet its internal business needs. The Company has no substantive plans to market such software externally. During the three months ended March 31, 2016 and 2015, the Company capitalized $400,000 and $900,000, respectively, of costs associated with development and implementation of these systems.

During the three months ended March 31, 2016, there were no other material changes to the Company's significant accounting policies or critical accounting estimates.

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

	Three Months Ended March 31,
	2016	2015
Net loss, as reported (A)	$(13,252)	$(3,459)
Weighted average shares of common stock outstanding (B)	22,007	21,447
Dilutive effect of employee stock options and RSUs	—	—
Common stock and common stock equivalents (C)	22,007	21,447
Net loss per share:
Basic (A/B)	$(0.60)	$(0.16)
Diluted (A/C)	(0.60)	(0.16)

The Company's calculation of diluted net loss per share for the three months ended March 31, 2016 and 2015 excludes RSUs and stock options to purchase approximately 839,000 and 374,000 shares of the Company's common stock, respectively, as their inclusion would be anti-dilutive.

4.	INVESTMENTS

FASB ASC Topic 820, Fair Value Measurement ("FASB ASC 820"), as amended, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

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

The Company's short-term investments all mature in less than one year and its long-term investments all mature within three years. Both short-term and long-term investments are considered available for sale. The Company's assets that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include money market securities. Such instruments are classified within Level 1 of the fair value hierarchy. The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include corporate notes, U.S. government securities, asset-backed securities, agency bonds and commercial paper. Such instruments are classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company's financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheets, measured at fair value as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at March 31, 2016 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Cash	$98,021	$98,021	$—	$—
Money market funds	16,528	16,528	—	—
Total	$114,549	$114,549	$—	$—
Short-term investments:
Corporate notes	$35,363	$—	$35,363	$—
U.S. government securities	13,514	—	13,514	—
Asset-backed securities	4,686	—	4,686	—
Agency bonds	3,496	—	3,496	—
Commercial paper	1,499	—	1,499	—
Total	$58,558	$—	$58,558	$—
Long-term investments:
Corporate notes	$23,226	$—	$23,226	$—
Asset-backed securities	1,708	—	1,708	—
Total	$24,934	$—	$24,934	$—

	Fair Value Measurements at December 31, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Cash	$91,974	$91,974	$—	$—
Money market funds	2,834	2,834	—	—
Total	$94,808	$94,808	$—	$—
Short-term investments:
Corporate notes	$27,105	$—	$27,105	$—
Agency bonds	27,002	—	27,002	—
Asset-backed securities	4,681	—	4,681	—
U.S. government securities	3,896	—	3,896	—
Commercial paper	1,498	—	1,498	—
Total	$64,182	$—	$64,182	$—
Long-term investments:
Corporate notes	$29,504	$—	$29,504	$—
Asset-backed securities	999	$—	999	—
Total	$30,503	$—	$30,503	$—

5.	ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company evaluates the creditworthiness of its customers and partners on a periodic basis and generally does not require collateral. The Company records unbilled accounts receivable, which represents amounts recognized as revenues for invoices that have not yet been sent to customers. This balance fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the work performed is ahead of the billing milestones related to a services engagement, unbilled accounts receivable will be recorded. The balance of unbilled accounts receivable recorded within accounts receivable on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 was $8.5 million and $9.6 million, respectively.

In addition, the Company records deferred revenues, which represent cash collections for which the Company cannot yet recognize revenues. The balance of deferred revenues also fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the billing milestones and related cash collections occur prior to the product or service being delivered, deferred revenues will be recorded. The balance of deferred revenues recorded on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 was $135.1 million and $135.4 million, respectively.

No customer or partner accounted for more than 10% of the Company's accounts receivable as of March 31, 2016 or December 31, 2015 or for more than 10% of the Company's revenues for the three months ended March 31, 2016 or 2015. The Company's top five partners collectively represented 13% and 14% of the Company's accounts receivables balance at March 31, 2016 and December 31, 2015, respectively.

6.	STOCK-BASED COMPENSATION

Stock Option Plan

The Company's 2006 Equity Incentive Plan, as amended and as assumed by Interactive Intelligence Group, Inc. (the "2006 Plan") authorizes the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company's shareholders in May 2006, the Company may no longer make any grants under previous plans. At the Company's 2013 Annual Meeting of Shareholders held on May 22, 2013, the Company's shareholders approved an amendment to the 2006 Plan which increased the number of shares available for issuance under the 2006 Plan by 2,000,000 shares. A maximum of 9,050,933 shares are available for delivery under the 2006 Plan. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company's capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company's common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant. As of March 31, 2016, there were 345,191 shares of stock available for issuance for equity compensation awards under the 2006 Plan.

The Company has historically granted both time-based and performance-based RSUs and three types of stock options. The Company's stock options are all granted with a term of six years from the grant date. The first type of stock option is subject only to time-based vesting. These stock options have historically been granted by the Company as annual grants to executives and other employees, to certain new employees and to newly-elected non-employee directors. These stock options vest in four equal annual installments beginning one year after the grant date.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the requisite service period.

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

The third type of stock option granted by the Company is director options and have historically been granted to non-employee directors annually at the Company's Annual Meeting of Shareholders during the second quarter of a fiscal year. These options are similar to the time-based options described above except that these director options vest one year after the grant date. The fair value of these option grants is determined on the date of the grant and the related compensation expense is recognized over one year.

If an incentive stock option is granted to an employee who, at the time the option is granted, owns stock representing more than 10% percent of the voting power of all classes of our stock, the exercise price of the option may not be less than 110% of the market value per share on the date the option is granted and the term of the option shall be not more than five years from the date of grant.

Performance-based and time-based RSUs can be granted by the Company to directors, executives, certain key employees and certain new employees. The fair value of the RSUs is determined on the date of grant. Time-based RSUs granted to executives, certain key employees, certain new employees and new non-employee directors vest in four equal annual installments beginning one year after the grant date. Time-based RSUs granted annually to non-employee directors vest in full one year after the grant date. Performance-based RSUs vest in four equal annual installments once the individual has achieved the performance targets. RSUs are not included in issued and outstanding common stock until the shares are vested and settlement has occurred.

During 2015, the Company elected to grant performance-based and time-based RSUs to directors, executives, certain key employees and certain new employees. During 2016, the Company plans to utilize both stock options and RSUs for stock-based compensation.

The 2006 Plan may be terminated by the Company's Board of Directors at any time.

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718, Compensation – Stock Compensation ("FASB ASC 718") for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense by category:
Costs of recurring revenues	$393	$432
Costs of license and hardware revenues	30	22
Costs of services revenues	274	129
Sales and marketing	817	561
Research and development	1,754	819
General and administrative	701	1,030
Total stock-based compensation expense	$3,969	$2,993
Effect of stock-based compensation expense on net loss per share:
Basic	$(0.18)	$(0.14)
Diluted	(0.18)	(0.14)

During the three months ended March 31, 2016 and 2015, the Company capitalized $106,000 and $630,000, respectively, of stock-based compensation expense related to capitalized software.

Stock Option and RSU Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model.

There were no stock options granted during the first three months of 2015. The weighted-average estimated per option value of time-based and performance-based options granted under the 2006 Plan during the three months ended March 31, 2016 used the following assumptions:

Three Months Ended March 31,
Valuation assumptions for time-based options:	2016
Dividend yield	—%
Expected volatility	59.26%
Risk-free interest rate	1.17%
Expected life of option (in years)	4.00

Three Months Ended March 31,
Valuation assumptions for performance-based options:	2016
Dividend yield	—%
Expected volatility	57.26%
Risk-free interest rate	1.14%
Expected life of option (in years)	4.25

RSUs are valued using the fair market value of the Company's stock on the date of grant and expense is recognized on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the three months ended March 31, 2016:

	Options	Weighted-Average Exercise Price
Balances, beginning of year	1,060,858	$35.85
Options granted	329,745	27.73
Options exercised	(93,550)	18.63
Options cancelled, forfeited or expired	(1,500)	37.76
Options outstanding	1,295,553	35.02
Option price range	$ 6.66 - 66.39
Weighted-average fair value of options granted	$12.71
Options exercisable	818,879	$34.78

The following table sets forth information regarding the Company's stock options outstanding and exercisable as of March 31, 2016:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.66	—	$22.92	62,575	0.67	$18.92	62,575	$18.92
24.50	—	24.50	224,379	1.98	24.50	213,129	24.50
25.00	—	27.53	49,000	2.09	26.14	45,500	26.10
27.73	—	27.73	329,745	5.85	27.73	—	—
28.82	—	30.92	13,750	1.93	30.35	11,250	30.22
32.33	—	32.33	182,250	0.99	32.33	182,250	32.33
32.53	—	34.69	54,000	1.70	33.05	47,750	32.98
39.97	—	39.97	137,905	3.06	39.97	96,470	39.97
48.12	—	66.21	87,000	3.64	50.30	83,500	49.67
66.39	—	66.39	154,949	3.95	66.39	76,455	66.39
Total shares/average price			1,295,553	3.22	$35.02	818,879	$34.78

The total intrinsic value of options exercised during the quarter ended March 31, 2016 was $616,000. The aggregate intrinsic value of options outstanding as of March 31, 2016 was $8.1 million and the aggregate intrinsic value of options currently exercisable as of March 31, 2016 was $5.1 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company's closing stock price per share of $36.42 as of March 31, 2016, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2016 represented approximately 562,454 shares with a weighted average exercise price of $27.38.

As of March 31, 2016, there was $7.7 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over the weighted average remaining vesting period of 3.11 years.

The following table sets forth a summary of RSU activity for the three months ended March 31, 2016:

	Awards	Weighted- Average Grant Date Price
Balances, beginning of year	850,228	$45.53
RSUs granted	568,441	26.81
RSUs vested	(203,817)	46.00
RSUs forfeited	(26,606)	43.42
RSUs outstanding	1,188,246	36.54

As of March 31, 2016, there was $40.1 million of total unrecognized compensation expense related to non-vested RSUs. This expense is expected to be recognized over the weighted average remaining vesting period of 3.03 years.

7.	INCOME TAXES

The Company's effective tax rate, without the effect of discrete items, for the three months ended March 31, 2016 was (2.4)% compared to (4.7)% for the same period in 2015. No discrete items were recorded during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company recorded a net credit to income taxes of $1.9 million to correct an error in the Company's valuation reserve for deferred tax assets. With the effects of this discrete item, the Company's effective tax rate was 28.3% for the three months ended March 31, 2015. The Company's effective tax rate for the three months ended March 31, 2016 was lower than the federal statutory tax rate of 35.0% primarily because the Company continues to record a full valuation allowance related to its domestic deferred tax assets.

8.	COMMITMENTS AND CONTINGENCIES
Legal Proceedings

From time to time, the Company has received notification from competitors and other technology providers claiming that the Company's technology infringes upon their proprietary rights. The Company cannot provide assurance that these matters can be resolved amicably without litigation, or that the Company will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on its business, financial condition or results of operations.

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

Guarantees
The Company provides indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of its product and service offerings. The Company's software license and subscription agreements include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if the Company's software products or services infringe upon a third party's intellectual property rights, over the life of the agreement. There is no maximum potential amount of future payments set under the guarantee. However, the typical arrangement states that the Company may at any time and at its option and expense:  (i) procure the right of the customer to continue to use the Company's software or services that may infringe a third party's rights; (ii) modify its software or services so as to avoid infringement; or (iii) require the customer to return its software or stop using the service and the Company will provide a refund to the customer depending on the type of offering (on-premises or cloud) used by such customer. The customer's failure to provide timely notice or reasonable assistance will relieve the Company of its obligations under this indemnification to the extent that it has been actually and materially prejudiced by such failure. To date, the Company has not incurred, nor does it expect to incur, any material related costs and, therefore, has not reserved for such liabilities, in accordance with FASB ASC Topic 460, Guarantees.
The Company's software license and subscription agreements also include a warranty that its software products and services will substantially conform to its software user documentation for a period of one year, provided the customer is in material compliance with the software license or subscription agreement. To date, the Company has not incurred any material costs associated with these product warranties, and as such, has not reserved for any such warranty liabilities in its operating results.

Lease Commitments

The Company's world headquarters are located in approximately 425,000 square feet of space in four office buildings in Indianapolis, Indiana. In May 2014, the Company entered into new separate lease agreements with Duke Realty Limited Partnership for three of the office buildings, one of which was originally to expire in March 2018 and two of which were originally to expire on June 30, 2025. Also in May 2014, the Company entered into a lease agreement with Duke Construction Limited Partnership to expand its world headquarters to include a fourth, build-to-suit office building in Indianapolis, Indiana.  The construction of the fourth office building was completed in June 2015 and the lease term was originally to expire in June 2025. See Note 11 - Subsequent Events for information related to the lease amendments and lease termination agreement entered into in April 2016 with respect to these office buildings.

Other Contingencies

Effective March 6, 2015, the Company entered into an agreement with Verint Americas Inc. ("Verint"), with an initial term of five years. Under the terms of the agreement, Verint granted to the Company limited rights to sell Verint product and the Company agreed to pay Verint license fees. If sales of Verint product are not maintained at levels as stated in the agreement, the Company could potentially owe Verint up to $5 million. No accrual has been recorded as of March 31, 2016, as the Company anticipates selling at least the minimum amounts of Verint product set forth in the agreement.

The Company has received and may continue to receive certain payroll tax credits and real estate tax abatements that were granted to the Company based upon certain growth projections.  If the Company's actual results are less than those projections, the Company may be subject to repayment of some or all of the tax credits or payment of additional real estate taxes in the case of the abatements.  The Company does not believe that it will be subject to payment of any money related to these taxes; however, the Company cannot provide assurance as to the outcome.

9.	DERIVATIVES

The Company enters into derivative contracts to mitigate its foreign currency risk associated with transacting business internationally.  The Company uses foreign currency forward contracts to hedge the revaluation exposure of its net monetary assets and liabilities including cash, accounts receivable, accounts payable and certain intercompany payables and receivables.  These hedges are not designated under GAAP, and all realized and unrealized gains and losses are recorded as incurred within other income (expense) on the Company's condensed consolidated statements of operations.  The objective is to offset the gains and losses on the underlying exposures with the gains and losses from the forward contracts.  The Company's hedging policy prohibits entering into hedge contracts that are speculative in nature.

The Company records the fair value of its outstanding hedge contracts in other current assets and accrued liabilities depending upon the market value of the forward contracts at each balance sheet date. The following table summarizes the notional amount and fair value of the Company's outstanding currency contracts at March 31, 2016 and December 31, 2015, respectively (in thousands):

	USD Equivalent Notional Amount
	March 31, 2016	December 31, 2015
Euro	$3,401	$3,275
Japanese Yen	1,599	1,495
South African Rand	357	347
US Dollar	150	150
Total	$5,507	$5,267

	Fair Value USD (1)
	March 31, 2016	December 31, 2015
Derivative Asset	$31	$32
___________

(1)	The fair value measurement of these derivative contracts falls within Level 2 of the fair value hierarchy as defined in FASB ASC 820. See Note 4 - Investments for further information.

During the three months ended March 31, 2016, the Company recorded a hedging loss of $307,000 compared to a hedging gain of $491,000 for the same period last year.

In May 2015, the Company issued $150 million aggregate principal amount of its 1.25% convertible senior notes (the "Notes") due June 1, 2020, unless earlier purchased by the Company or converted. In connection with the pricing of the Notes, the Company entered into privately-negotiated capped call transactions (the "capped call transactions") with each of Morgan Stanley & Co. LLC, JPMorgan Chase Bank, National Association, London Branch and Royal Bank of Canada. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of the Company's common stock that underlie the Notes. The Company used approximately $12.8 million of the net proceeds from the issuance of the Notes to pay the cost of the capped call transactions. The strike price of the purchased call option is the same as the initial conversion price per share of the Notes of $61.24. The capped call transactions have an initial cap price of $79.38 per share. These capped call transactions are recorded within equity on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 and are not remeasured as long as they continue to meet the conditions for equity classification.

10.	CONVERTIBLE NOTES

In May 2015, the Company issued $150 million aggregate principal amount of its Notes due June 1, 2020, unless earlier purchased by the Company or converted. Interest is payable semi-annually, in arrears, on June 1 and December 1 of each year. The Company made its first interest payment on the Notes on December 1, 2015.

The Notes were sold in a private placement under a purchase agreement entered into by and among the Company and Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several initial purchasers named therein, for resale to qualified institutional buyers as defined in, and in reliance on, Rule 144A under the Securities Act of 1933, as amended.

The Notes are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the "indenture"). The Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends or the incurrence of senior debt or other indebtedness.

If converted, holders of the Notes will receive, at the Company's election, cash, shares of the Company's common stock or a combination of cash and shares. The initial conversion terms are as follows:

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

•
during the five business day period after any 5 consecutive trading day period (the ‘‘measurement period'') in which the trading price (as defined below) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day;

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

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(In thousands)				March 31, 2016	December 31, 2015
1.25% Convertible Senior Notes	$150,000	$31,756	(1)	$119,619	$118,022
___________
(1) This amount represents the equity component recorded at the initial issuance of the Notes.

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are being amortized to expense using the effective interest rate method over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders' equity.

The Notes consisted of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Liability component:
1.25% Convertible Senior Notes (1)	$150,000	$150,000
Less: debt discount, net (2)	(27,133)	(28,554)
Less: debt issuance costs (2)	(3,248)	(3,424)
Net carrying amount	$119,619	$118,022
___________
(1) The effective interest rate of the Notes is 6.25%. The interest rate is based on the interest rates of similar liabilities at the time of issuance that did not have an associated convertible feature.
(2) Included in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 within convertible notes and is amortized over the term of the Notes using the effective interest rate method.

The total estimated fair value of the Notes at March 31, 2016 was $123.8 million. The fair value was determined based on inputs that are observable in the market (Level 2) and was based on the closing trading price per $100 of the Notes as of the last day of trading for the first quarter of 2016.

Based on the closing price of the Company's common stock of $36.42 on March 31, 2016, the if-converted value of the Notes fell below the principal amount by approximately $60.8 million. Based on the terms of the Notes, the Notes were not convertible at any time during the three months ended March 31, 2016.

11.	SUBSEQUENT EVENTS

In April 2016, the Company entered into a lease termination agreement with Duke Realty Limited Partnership for its headquarters office building that was to expire on March 31, 2018. Pursuant to the lease termination agreement, the lease will terminate and be cancelled effective as of September 30, 2016. Additionally, the Company entered into a lease amendment with Duke Realty Limited Partnership for each of its remaining three headquarters office buildings, which extend the term of the leases through June 30, 2027.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A "Risk Factors" and in the Part I, Item 1A "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2015. The following will be discussed and analyzed:

•	Forward-Looking Information

•	Overview

•	Revenue, Outlook and Business Highlights

•	Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by the use of such verbs as "expects," "anticipates," "believes," "intend," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," "feel" or similar verbs or conjugations of such verbs. This forward-looking information includes but is not limited to statements regarding our plans, objectives, expectations, intentions, future financial performance (including our outlook for 2016 and beyond), future financial condition and other statements that are not historical facts. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, worldwide economic conditions and their impact on customer purchasing decisions; rapid technological changes and competitive pressures in the industry; our profitability; and our ability to: manage successfully our growth, meet debt service requirements, manage successfully our increasingly complex third-party relationships resulting from the software and hardware components being licensed or sold with our product offerings, maintain successful relationships with certain suppliers which may be impacted by the competition in the technology industry, maintain successful relationships with our current and any new partners, maintain and improve our current products, develop new products, protect our proprietary rights and sensitive customer information adequately, successfully integrate acquired businesses and improve our brand and name recognition, as well as other factors set forth in our Securities and Exchange Commission ("SEC") filings. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a global provider of software and cloud services for customer engagement, communication and collaboration. We are the only vendor to be recognized by leading industry analyst firm Gartner, Inc. as a market leader in both its Magic Quadrant for Contact Center Infrastructure, 2015 (for our on-premises offering) and its Magic Quadrant for Contact Center as a Service, North America 2015 (for our cloud offerings). We offer three types of products: on-premises software known as Interactive Intelligence Customer Interaction Center® ("CIC"); a single-tenant cloud service known as Interactive Intelligence Communications as a ServiceSM ("CaaS"); and a multi-tenant cloud service known as Interactive Intelligence PureCloudSM ("PureCloud"). Our offerings are used across a wide variety of vertical industries, including accounts receivable management, banking, government, healthcare, insurance, manufacturing, outsourcing, utilities and retail, among others. We continue to invest in the development of both our on-premises and cloud offerings, with particular emphasis on our latest cloud services delivered by our PureCloud Platform. This cloud platform is designed as a set of components that work independently of each other to deliver coordinated services (a "microservices architecture"). The PureCloud Platform leverages Amazon Web Services ("AWS") and has a comprehensive set of features capable of delivering cloud services for organizations of all types and sizes. The first PureCloud services were released in North America in March 2015. Subsequent releases have been made available in Australia, New Zealand, Japan and throughout Europe.

For further information on our business and the products and services we offer, refer to the Part I, Item 1 "Business" section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Our management monitors certain key measures to assess our financial results. In particular, we track trends in recurring revenues, license and hardware revenues, overage fees from cloud subscriptions and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are controlling costs. We also regularly examine operating cash flow and free cash flow, which we define as operating cash flow less capital expenditures and capitalized software. Trends in revenue, operating expenses and net income or loss will affect cash flow, as will other factors such as cash collections on accounts receivables, cash used for vendor payments and capital expenditures. For additional discussions regarding trends, see "Revenue, Outlook and Business Highlights," "Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015" and "Liquidity and Capital Resources" below.

Our management monitors diluted earnings per share ("EPS"), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America ("GAAP"). In addition to measures based on GAAP, our management monitors non-GAAP operating income and margin, non-GAAP net income and non-GAAP EPS to analyze our business. These non-GAAP measures include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments, exclude non-cash stock-based compensation expense, certain acquisition-related expenses, the amortization of certain intangible assets related to acquisitions and the amortization of the debt discounts and issuance costs and adjust for non-GAAP income tax expense. These measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. Stock-based compensation expense, amortization of intangibles related to acquisitions and amortization of the debt discounts and issuance costs are non-cash, and non-GAAP income tax expense is pro forma based on non-GAAP earnings. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management's and investors' ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense, certain acquisition-related expenses, amortization of the debt discounts and issuance costs and amortization of intangibles related to acquisitions amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also reviews financial statements that exclude stock-based compensation expense, certain acquisition-related expenses, amortization of intangible amounts related to acquisitions, amortization of the debt discounts and issuance costs and pro forma income tax expense for our internal budgets.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net loss, as reported	$(13,252)	$(3,459)
Purchase accounting adjustments:
Increase to revenues	2	3
Reduction of operating expenses:
Customer relationships	387	395
Acquired technology	186	177
Non-compete agreements	30	53
Acquisition costs	—	1
Total	605	629
Non-cash stock-based compensation expense:
Costs of recurring revenues	393	432
Costs of license and hardware revenues	30	22
Costs of services revenues	274	129
Sales and marketing	817	561
Research and development	1,754	819
General and administrative	701	1,030
Total	3,969	2,993
Amortization of debt discount and issuance costs	1,597	—
Non-GAAP income tax expense adjustment	3,037	(1,026)
Non-GAAP net loss	$(4,044)	$(863)

Operating loss, as reported	$(10,823)	$(4,771)
Purchase accounting adjustments	605	629
Non-cash stock-based compensation expense	3,969	2,993
Non-GAAP operating loss	$(6,249)	$(1,149)

Diluted loss per share, as reported	$(0.60)	$(0.16)
Purchase accounting adjustments	0.03	0.03
Non-cash stock-based compensation expense	0.18	0.14
Amortization of debt discount and issuance costs	0.07	—
Non-GAAP income tax expense adjustment	0.14	(0.05)
Non-GAAP diluted loss per share	$(0.18)	$(0.04)

Revenue, Outlook and Business Highlights

The table below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2015, 2014 and 2013 and the percentage change over the prior year period.

Period	Revenues	Year-over-Year Growth %
Three Months Ended:
March 31, 2016	$99.3	11%
December 31, 2015	107.7	16
September 30, 2015	97.4	9
June 30, 2015	96.3	21
March 31, 2015	89.5	13

Year Ended December 31:
2015	$390.9	15%
2014	341.3	7
2013	318.2	34

Geographic Mix

The following table shows the percentage of revenues derived from each of our geographic regions for the periods presented:

	Three Months Ended March 31,
	2016	2015
Americas	69%	67%
Europe, Middle East and Africa	19	21
Asia-Pacific	12	12

Foreign Currency Impact on Profitability

Due to the continued strengthening of the U.S. dollar against international currencies, we recognized $1.8 million less in revenue for the three months ended March 31, 2016 than we would have utilizing foreign exchange rates in effect during the prior year period. Since we operate in many international locations, the year-over-year change in foreign exchange rates positively impacted the expenses we recorded for the three months ended March 31, 2016, resulting in a net negative impact on operating income of $142,000 for the three months ended March 31, 2016.

Outlook for 2016

We are currently projecting total recognized revenue in the range of $430 million to $440 million for the full year of 2016, given the faster-than-expected adoption of PureCloud and potential effect on services revenues and license and hardware revenues. There can be no assurance that our outlook for 2016 as provided in our Annual Report on Form 10-K for the year ended December 31, 2015, and as modified above or otherwise, will be achieved, and actual results may be materially and adversely different from our current projections.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenues

Our revenues include: (i) recurring revenues; (ii) license and hardware revenues; and (iii) services revenues. These revenues are generated through direct sales to customers and through our partner channels.

Recurring revenues include subscription revenues from our implemented cloud offerings and support fees from on-premises license agreements. The support fees are recognized over the support period, generally between one and three years. Cloud subscriptions have historically been for periods of up to five years; however, beginning in 2015, we began offering one year contracts and month-to-month contracts for our CaaS and PureCloud offerings, respectively. These shorter contract lengths are designed to simplify the contracting process and accelerate the sales cycle.

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

Services revenues primarily include professional and education services fees. Services revenues fluctuate based on the product implementation requirements of our customers and partners as well as the number of attendees at our training classes. Our PureCloud offering, by design, requires less professional services than our on-premises or CaaS offerings, which could reduce services revenues in the future as more customers choose PureCloud.

Total revenues for the three months ended March 31, 2016 were negatively impacted by $1.8 million due to year-over-year changes in foreign exchange rates.

			Percent of Total Revenues		Increase or (Decrease)
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016 vs. 2015

	($ in thousands)
Recurring	$64,290	$54,212	64.8%	60.6%	19%
License and hardware	21,378	21,621	21.5	24.2	(1)
Services	13,613	13,642	13.7	15.2	—
Total revenues	$99,281	$89,475			11

Recurring Revenues

The breakdown of recurring revenues was as follows:

	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Support fees	$34,563	$33,172
Cloud subscriptions	29,727	21,040
Total	$64,290	$54,212

Cloud subscription revenues increased due to new customer implementations, upgrades and additional subscriptions from or usage by existing customers. Our support fees increased with the continued growth of our installed base of on-premises customers. Renewal rates were consistent between the first three months of 2016 and 2015. The average sales price per user for our cloud offerings varies from period to period, but remained within a consistent range during the first three months of 2016 compared to the first three months of 2015.

Our unbilled future cloud subscription revenues were $278.3 million and $293.9 million as of March 31, 2016 and 2015, respectively.  These unbilled cloud subscription revenues are not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not been invoiced to the customer. Unbilled future cloud subscription revenues decreased year-over-year because the subscriptions for our CaaS offering have primarily been one year in length since the beginning of 2015, compared to contracts that were historically three to five years in length prior to 2015. Additionally, in 2015, we began offering PureCloud, which typically involves month-to-month contracts.

License and Hardware Revenues

License and hardware revenues decreased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the impact of more customers choosing our PureCloud offering, which has become the primary offering we are marketing to customers.

Services Revenues

Services revenues remained at consistent levels during the three months ended March 31, 2016 compared to the same period in 2015. While we generate services revenues from both on-premises sales and cloud subscriptions, on-premises sales have historically involved deployments requiring more customized products and longer professional services engagements per implementation than cloud subscriptions. As cloud subscriptions, particularly of PureCloud, continue to become a greater percentage of our total sales, our services revenues may continue to be flat or may decline in future periods.

Costs of Revenues

Our costs of revenues include the costs of: (i) recurring revenues; (ii) license and hardware revenues; and (iii) services revenues.

Costs of recurring revenues consist primarily of compensation expenses for technical support personnel as well as costs associated with deploying our cloud offerings. Some costs related to our cloud offerings, such as equipment costs, are recognized over time, but others, such as compensation and travel-related expenses, are recognized as incurred. Some of these costs are fixed while others are variable based on usage and call volume. Our recurring revenue margin improved during 2015, and although it decreased slightly in the first quarter of 2016, we expect it to improve throughout the remainder of 2016 as this portion of our business continues to scale and as we implement operational efficiencies throughout our infrastructure.

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

Costs of services revenues consist primarily of compensation expenses for our professional services and educational personnel.

			Percent of Total Revenues		Increase or (Decrease)
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016 vs. 2015

	($ in thousands)
Recurring	$22,436	$18,744	22.6%	20.9%	20%
License and hardware	6,391	6,529	6.4	7.3	(2)
Services	11,551	11,251	11.6	12.6	3
Total cost of revenues	$40,378	$36,524			11
Recurring revenue gross margin	65.1%	65.4%
License and hardware revenue gross margin	70.1%	69.8%
Services revenue gross margin	15.1%	17.5%

Costs of Recurring Revenues

Costs of recurring revenues increased during the comparative period due to increased amortization of capitalized development costs related to our PureCloud Platform. We amortized $1.7 million of PureCloud development costs during the three months ended March 31, 2016 compared to $50,000 during the same period in 2015. Costs of recurring revenues also increased as a result of increased third party services, which includes our use of AWS to support our PureCloud offering.

Costs of License and Hardware Revenues

Costs of license and hardware revenues decreased in the comparative period primarily due to lower license and hardware revenues and the related decreases in direct operating expenses.

Costs of Services Revenues

Costs of services revenues increased, resulting in a decrease in services revenue gross margin, primarily due to a higher mix of cloud subscription engagements, which have historically had lower margins than on-premises engagements.

Gross Profit

	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Gross Profit	$58,903	$52,951
Change from prior period	11%	10%
Gross margin	59.3%	59.2%

Gross margin remained consistent during the three months ended March 31, 2016 compared to the same period in 2015.

Operating Expenses

Our operating expenses include the costs for: (i) sales and marketing; (ii) research and development; and (iii) general and administrative operations.

Sales and marketing expenses primarily include compensation, travel and promotional costs related to our sales, marketing, client success and channel management operations for our on-premises and cloud deployments. We expect these expenses to increase marginally in future periods as we continue to develop our inside sales organization and increase expenses for lead generation and digital marketing efforts.

Research and development expenses are comprised primarily of compensation expense, allocated overhead costs and depreciation expenses. We expect research and development expenses will continue to increase in the remainder of 2016 compared to 2015, as we have reduced the amount of research and development costs that we capitalize, and increased the amount of such costs that we expense, since we released three PureCloud products during 2015. We believe that continued investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced offerings.

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as costs for legal and other professional fees and bad debt. We expect that general and administrative expenses will increase slightly in the remainder of 2016 compared to 2015, primarily due to incremental increases in the cost of supporting our business.

			Percent of Total Revenues		Increase or (Decrease)
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016 vs. 2015

	($ in thousands)
Sales and marketing	$34,436	$31,109	34.7%	34.8%	11%
Research and development	22,780	13,837	22.9	15.5	65
General and administrative	12,510	12,776	12.6	14.3	(2)
Total operating expenses	$69,726	$57,722			21

Sales and Marketing

Sales and marketing expenses increased primarily due to increases in compensation and other related expenses resulting from sales staffing increases. Additionally, we increased our sales and marketing efforts for our PureCloud products, which included additional expenditures related to digital marketing and lead generation.

Research and Development

Research and development expenses increased primarily due to lower capitalization of development costs for our PureCloud Platform in the first quarter of 2016 compared to the first quarter of 2015. During the three months ended March 31, 2016, we capitalized $1.0 million of costs related to the development of the PureCloud Platform, compared to the capitalization of $5.6 million during the same period in 2015. The increase was also due to increases in compensation expenses resulting from staffing increases as well as the utilization of AWS to support our PureCloud Platform development.

General and Administrative

General and administrative expenses decreased primarily due to lower bad debt expense, which was higher in 2015 due to a sizable bad debt expense primarily related to one partner.

Other Expense

Interest (Expense) Income, net

Interest (expense) income, net, consists of interest expense related to the Notes we issued in May 2015 partially offset by interest earned from investments, receivables and interest-bearing cash accounts. Other income, which was not material in any periods reported, is also included.

Interest (expense) income, net breakdown	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Interest income on investments	$287	$24
Interest income on receivables	16	79
Other (expense) income	(29)	50
Interest expense(1)	(2,111)	(5)
Total interest (expense) income, net	$(1,837)	$148
______

(1)	Includes the interest accrual for the semi-annual coupon payment and amortization of the debt discount and issuance costs, all of which are related to the Notes.

We invest in longer term investments with maturities up to three years to increase our overall yield on investments and monitor the allocation of funds in our investment accounts to maximize our return on investment within our established investment policy. We do not invest in subprime assets.

Return on investments	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Cash, cash equivalents and investments (average)	$193,767	$63,324
Interest income on investments(1)	287	73
Return on investments	0.15%	0.12%
_________________
(1) Interest income on investments during the three months ended March 31, 2015 excludes a one-time adjustment to interest income. This amount has been excluded in order to reflect the actual return on investments earned during the period.

The change in interest income for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to the difference in interest rates on the investment vehicles that we utilized, as well as the investment of proceeds obtained through our Notes issuance in the second quarter of 2015. We continue to review our investment options in an effort to increase our interest income while keeping our risk of losing principal to a minimum.

Other Expense

Other expense primarily includes foreign currency gains and losses, which fluctuate based on the amount of receivables we generate in certain international currencies, the exchange gain or loss that results from foreign currency disbursements and receipts, the cash balances and exchange rates at the end of a reporting period and the effectiveness of our hedging activities at mitigating currency risk.

	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Other expense	$(251)	$(327)

Other expense decreased during the three months ended March 31, 2016 compared to the same period last year due to lower foreign currency losses on unhedged exposures. We regularly review our foreign currency exposures for inclusion in our hedging program.

Income Tax (Expense) / Benefit

	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Income tax (expense) benefit	$(341)	$1,491

Our effective tax rate, without the effect of discrete items, for the three months ended March 31, 2016 was (2.4)% compared to (4.7)% for the same period in 2015. This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations and certain income tax credits. No discrete items were recorded during the three months ended March 31, 2016. During the three months ended March 31, 2015, we recorded a net credit to income taxes of $1.9 million to correct an error in our valuation reserve for deferred tax assets. With the effects of this discrete item, our effective tax rate was 28.3% for the three months ended March 31, 2015.

Foreign Subsidiaries

	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Foreign subsidiary net (loss) income before taxes	$(906)	$950
Foreign tax expense	246	229

Our foreign effective tax rates for the three months ended March 31, 2016 and 2015 were 24.9% and 24.1%, respectively. No discrete items were recorded for the three months ended March 31, 2016. The impact of our foreign effective income tax rates could become material as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

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

We determine our liquidity by combining cash and cash equivalents and short-term and long-term investments as shown in the table below. During the second quarter of 2015, we issued $150.0 million aggregate principal amount of convertible Notes. We used approximately $12.8 million of the net proceeds from the offering to pay the cost of the capped call transactions entered into in connection with the pricing of the Notes. We intend to use the remainder of the net proceeds from the offering of the Notes for working capital and other general corporate purposes, and may also pursue acquisitions in the future. Based on our current expectations, we believe that our current liquidity position will be sufficient to satisfy our working capital requirements and current or expected operational obligations over the next 12 months. Our largest potential capital outlay in the future is expected to be for purchases of IT infrastructure related to our product offerings and for facility buildouts.

	March 31, 2016	December 31, 2015

	($ in thousands)
Cash and cash equivalents	$114,549	$94,808
Short-term investments	58,558	64,182
Long-term investments	24,934	30,503
Total liquidity	$198,041	$189,493

Given our liquidity in the U.S., we do not have plans to repatriate earnings from our foreign subsidiaries in the near future. As of March 31, 2016, Interactive Intelligence Group, Inc. held a total of $1.9 million in its various foreign bank accounts and its foreign subsidiaries held a total of $28.5 million in their various bank accounts. The temporary difference related to unremitted earnings of our foreign affiliates as of March 31, 2016, that have not been subject to U.S. income taxation as dividends and are indefinitely invested outside the United States, was $33.5 million. If we were to repatriate all of those earnings to Interactive Intelligence Group, Inc. in the form of dividends, the incremental U.S. federal income tax net of applicable foreign tax credits would be $6.0 million.

The following table shows the U.S dollar equivalent of our foreign account balances for the stated periods:

	March 31, 2016	December 31, 2015

	($ in thousands)
Euro	$11,197	$10,952
Canadian dollar	8,320	6,645
Australian dollar	2,976	1,947
British pound	1,715	3,761
South African rand	1,598	1,966
New Zealand dollar	1,504	1,654
Venezuelan Bolivar	1,184	1,798
Other foreign currencies	1,864	2,614
Total	$30,358	$31,337

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2016	2015

	($ in thousands)
Beginning cash and cash equivalents	$94,808	$36,168
Cash provided by operating activities	11,208	15,857
Cash provided by investing activities	8,101	2,673
Cash provided by (used in) financing activities	432	(421)
Ending cash and cash equivalents	$114,549	$54,277
Days sales outstanding (DSO)	79	75

Cash flow provided by operations was $11.2 million during the first three months of 2016 compared to $15.9 million during the same period in 2015. Cash flow provided by operations consists of our earnings adjusted for various non-cash expenses, such as depreciation and amortization, as well as balance sheet changes. Our cash flow from operations during the first three months of 2016 compared to 2015 was primarily affected by our net loss and changes in accounts receivable.

Accounts receivable provided more operating cash flow during the first three months of 2016 compared with the same period in 2015 primarily due to strong collections during the first quarter of 2016. Additionally, we recorded lower new accounts receivable during the first quarter of 2016 as compared with the first quarter of 2015 due to our shift from on-premises contracts, which are typically longer duration, to a higher percentage of cloud subscription contracts, which are typically shorter duration.

Cash provided by investing activities increased $5.4 million in the first three months of 2016 compared to the same period in 2015, primarily due to a $4.5 million decrease in our investment in capitalized software and a $4.3 million decrease in cash used to purchase property, plant and equipment, partially offset by a decrease in net sales of available-for-sale investments of $3.5 million.

Cash provided by financing activities increased $853,000 in the first three months of 2016 compared to the same period in 2015 primarily due to lower tax withholdings on restricted stock awards and increased proceeds from stock options exercised.

Contractual Obligations

As of March 31, 2016, our purchase obligations increased $11.3 million from the amount disclosed in the contractual obligations table in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. The contractual obligations table as of March 31, 2016, which reflects the increased purchase obligations and other immaterial changes, is set forth below (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Convertible notes	$158,438	$1,875	$3,750	$152,813	$—
Capital lease obligations	1,388	264	1,124	—	—
Operating lease obligations	96,473	12,072	26,576	20,059	37,766
Purchase obligations	23,019	16,684	6,335	—	—
	$279,318	$30,895	$37,785	$172,872	$37,766
Other long-term liabilities (uncertain timing of future payments)	$138
	$279,456

As set forth in the Contractual Obligations table above, we have operating lease obligations and purchase obligations that are not recorded in our condensed consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to FASB ASC Topic 840, Leases ("FASB ASC 840"). These obligations include the operating lease of our world headquarters and the leases of several other locations for our offices in the United States and 20 other countries. See Notes 8 and 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our lease commitments.

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

Finally, other long-term liabilities include amounts regarding our tax liabilities and uncertain tax positions related to FASB ASC 740. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion on our uncertain tax positions.

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

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table above, we have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of March 31, 2016.

We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our product and service offerings. Our software license and subscription agreements, in accordance with FASB ASC Topic 460, Guarantees, include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if our software products or services infringe upon a third party's intellectual property rights, over the life of the agreement. We are not able to estimate the potential exposure related to the indemnification provisions of our license and subscription agreements but have not incurred any material expenses under these indemnification provisions. We may at any time and at our option and expense: (i) procure the right of the customer to continue to use our software or services that may infringe a third party's rights; (ii) modify our software or services so as to avoid infringement; or (iii) require the customer to return our software or stop using the service and we will provide a refund to the customer depending on the type of offering (on-premises or cloud) used by that customer. The customer's failure to provide timely notice or reasonable assistance will relieve us of our obligations under this indemnification to the extent that we have been actually and materially prejudiced by such failure. To date, we have not incurred, nor do we expect to incur, any material related costs and, therefore, have not reserved for such liabilities.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" section of our Annual Report on Form 10-K for the year ended December 31, 2015 and in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. For a further summary of certain accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the Euro, Canadian dollar, Australian dollar, British pound, South African rand, New Zealand dollar and the Venezuelan bolivar, among others. However, as a majority of the sales we receive are denominated in United States dollars, a strengthening of the dollar could make our product offerings more expensive and less competitive in foreign markets. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may price our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. As of March 31, 2016, we had outstanding hedging arrangements for the Euro, Japanese yen, South African rand and United States dollar. For the three months ended March 31, 2016, we recorded foreign currency losses of $289,000.

For the three months ended March 31, 2016, approximately 20% of our revenues and 15% of our expenses, respectively, were denominated in a foreign currency. As of March 31, 2016, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or (losses), consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $6.8 million. A 10% change in foreign currency exchange rates would have changed the carrying value of these net assets by approximately $700,000 as of March 31, 2016, with a corresponding foreign currency gain (loss) recognized in our condensed consolidated statements of operations, if not hedged.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at March 31, 2016, the fair value of our portfolio would decrease by approximately $763,000.

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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under "Legal Proceedings" in Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015. Those risk factors could materially affect our business, financial condition and results of operations.

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

101
The following materials from Interactive Intelligence Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting language):  (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Shareholders' Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements
X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: May 6, 2016	By: /s/ Ashley A. Vukovits
Ashley A. Vukovits Chief Financial Officer, Senior Vice President of Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)