Form 10-Q
period 2016-06-30
Interactive Intelligence Group, Inc.
filed 2016-08-05
CIK 1517650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2016, there were 22,238,318 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2016 and December 31, 2015
(in thousands, except share amounts)

	June 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$106,872	$94,808
Short-term investments	58,906	64,182
Accounts receivable, net of allowance for doubtful accounts
of $1,749 at June 30, 2016 and $1,508 at December 31, 2015	96,997	106,950
Prepaid expenses	34,197	32,709
Other current assets	10,242	13,264
Total current assets	307,214	311,913
Long-term investments	32,469	30,503
Property and equipment, net	39,812	44,837
Capitalized software, net	40,563	43,783
Goodwill	42,220	41,848
Intangible assets, net	14,083	14,427
Other assets, net	6,362	6,222
Total assets	$482,723	$493,533
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,771	$10,571
Accrued liabilities	17,751	17,157
Accrued compensation and related expenses	18,448	18,910
Deferred license and hardware revenues	2,036	7,823
Deferred recurring revenues	100,057	92,773
Deferred services revenues	13,052	14,979
Total current liabilities	161,115	162,213
Convertible notes	121,232	118,022
Long-term deferred revenues	18,733	19,834
Deferred tax liabilities, net	2,294	2,143
Other long-term liabilities	6,947	7,291
Total liabilities	310,321	309,503
Shareholders' equity:
Common stock, $0.01 par value; 100,000,000 authorized;
22,213,335 issued and outstanding at June 30, 2016,
21,821,895 issued and outstanding at December 31, 2015	222	218
Additional paid-in capital	247,976	237,496
Accumulated other comprehensive loss, net of tax	(9,945)	(11,244)
Accumulated deficit	(65,851)	(42,440)
Total shareholders' equity	172,402	184,030
Total liabilities and shareholders' equity	$482,723	$493,533

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2016 and 2015
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Recurring	$66,045	$53,846	$130,335	$108,058
License and hardware	29,702	27,010	51,080	48,631
Services	13,044	15,475	26,657	29,117
Total revenues	108,791	96,331	208,072	185,806
Costs of revenues (1)(2):
Costs of recurring	22,765	19,253	45,201	37,997
Costs of license and hardware	5,623	6,552	12,014	13,081
Costs of services	11,389	11,514	22,940	22,765
Total costs of revenues	39,777	37,319	80,155	73,843
Gross profit	69,014	59,012	127,917	111,963
Operating expenses (1)(2):
Sales and marketing	39,808	33,875	74,244	64,984
Research and development	23,242	16,694	46,022	30,531
General and administrative	13,216	12,204	25,726	24,980
Total operating expenses	76,266	62,773	145,992	120,495
Operating loss	(7,252)	(3,761)	(18,075)	(8,532)
Other expense:
Interest expense, net	(1,728)	(590)	(3,565)	(442)
Other expense	(412)	(232)	(663)	(559)
Total other expense	(2,140)	(822)	(4,228)	(1,001)
Loss before income taxes	(9,392)	(4,583)	(22,303)	(9,533)
Income tax (expense) benefit	(767)	(501)	(1,108)	990
Net loss	$(10,159)	$(5,084)	$(23,411)	$(8,543)
Net loss per share:
Basic	$(0.46)	$(0.24)	$(1.06)	$(0.40)
Diluted	(0.46)	(0.24)	(1.06)	(0.40)
Shares used to compute net loss per share:
Basic	22,053	21,504	22,059	21,519
Diluted	22,053	21,504	22,059	21,519

(1) Amounts include amortization of purchased intangibles from business combinations, as follows:
Costs of license and hardware	$186	$177	$372	$354
General and administrative	422	442	839	891
Total intangible amortization expense	$608	$619	$1,211	$1,245

(2) Amounts include stock-based compensation expense, as follows:
Costs of recurring revenues	$472	$512	$865	$944
Costs of license and hardware revenues	25	20	55	42
Costs of services revenues	268	164	542	293
Sales and marketing	1,548	1,154	2,365	1,715
Research and development	1,640	963	3,394	1,782
General and administrative	1,175	1,063	1,876	2,093
Total stock-based compensation expense	$5,128	$3,876	$9,097	$6,869
See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(10,159)	$(5,084)	$(23,411)	$(8,543)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(781)	453	956	(2,809)
Net unrealized investment gain (loss) - net of tax	95	(9)	343	50
Comprehensive loss	$(10,845)	$(4,640)	$(22,112)	$(11,302)

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statement of Shareholders' Equity
For the Six Months Ended June 30, 2016
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2015	21,822	$218	$237,496	$(11,244)	$(42,440)	$184,030
Net loss	—	—	—	—	(23,411)	(23,411)
Stock-based compensation expense	—	—	9,219	—	—	9,219
Exercise of stock options	129	4	2,831	—	—	2,835
Issuances of common stock	87	—	647	—	—	647
Tax withholding on restricted stock unit awards	175	—	(2,217)	—	—	(2,217)
Foreign currency translation adjustment	—	—	—	956	—	956
Net unrealized investment loss	—	—	—	343	—	343
Balances, June 30, 2016	22,213	$222	$247,976	$(9,945)	$(65,851)	$172,402

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(23,411)	$(8,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,617	8,227
Amortization	6,202	2,804
Other non-cash items	(319)	(856)
Stock-based compensation expense	9,097	6,869
Deferred income taxes	151	(89)
Amortization of investment premium	94	151
Loss on disposal of fixed assets	403	21
Amortization of debt issuance costs	353	57
Amortization of debt discount	2,857	455
Gain on sale of subsidiary	(452)	—
Changes in operating assets and liabilities:
Accounts receivable	9,839	2,188
Prepaid expenses	(1,488)	1,453
Other current assets	3,022	294
Accounts payable	(800)	(43)
Accrued liabilities	770	(222)
Accrued compensation and related expenses	(462)	80
Deferred license and hardware revenues	(5,833)	1,945
Deferred recurring revenues	7,297	(1,520)
Deferred services revenues	(2,599)	358
Other assets and liabilities	(434)	533
Net cash provided by operating activities	12,904	14,162
Investing activities:
Sales of available-for-sale investments	41,294	20,462
Purchases of available-for-sale investments	(37,735)	—
Purchases of property and equipment	(3,781)	(10,659)
Capitalized software	(1,867)	(12,568)
Acquisitions and divestitures	160	—
Net cash used in investing activities	(1,929)	(2,765)
Financing activities:
Proceeds from issuance of convertible debt	—	150,000
Payment for debt issuance costs	—	(4,521)
Payment for capped call premiums	—	(12,750)
Principal payments on capital lease obligations	(176)	—
Proceeds from stock options exercised	2,835	2,166
Proceeds from issuance of common stock	647	789
Tax withholding on restricted stock unit awards	(2,217)	(3,309)
Net cash provided by financing activities	1,089	132,375
Net increase in cash and cash equivalents	12,064	143,772
Cash and cash equivalents, beginning of period	94,808	36,168
Cash and cash equivalents, end of period	$106,872	$179,940
Cash paid during the period for:
Interest	$959	$43
Income taxes	1,300	662
Non-cash financing and investing activities:
Issuance of retirement plan shares	—	2,523
Other non-cash item:
Purchase of property and equipment payable at end of period	646	105
See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2016 and 2015 (unaudited)

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

The Company’s accompanying condensed consolidated financial statements as of December 31, 2015 have been derived from the Company’s audited consolidated financial statements at that date but do not include all of the information and notes required by GAAP for complete financial statements. These accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015, included in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on February 29, 2016. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

2.	SUMMARY OF CERTAIN ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

For a complete summary of the Company’s significant accounting policies and critical accounting estimates, refer to Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In March 2016, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation ("FASB ASU 2016-09"), which includes the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Public business entities must apply the new requirements in fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company has elected not to early adopt the amendments. The Company is evaluating the effect that FASB ASU 2016-09 will have on its consolidated financial statements and related disclosures. The Company has not yet adopted the amendments nor has it determined the effect of the guidance on its ongoing financial reporting.

In February 2016, the FASB issued FASB ASU No. 2016-02, Leases ("FASB ASU 2016-02"), which amends the FASB Accounting Standards Codification ("ASC") to increase transparency and comparability among organizations by requiring companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Public business entities must apply the new requirements in fiscal years beginning after December 15, 2018, including interim periods within those years. All entities have the option of applying the amendments as of an earlier date for financial statements that have not been previously issued. The Company is evaluating the effect that FASB ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company has not yet adopted the amendments nor has it determined the effect of the guidance on its ongoing financial reporting.

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers ("FASB ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. FASB ASU 2014-09 will replace most existing U.S. GAAP revenue recognition guidance when it becomes effective. As originally issued, the new standard was to become effective for the Company on January 1, 2017, and early adoption is not permitted. In August 2015, the FASB issued FASB ASU No. 2015-14, Deferral of the Effective Date, which declared a one-year deferral of the effective date of the new revenue recognition standard. As a result, the new standard will become effective for the Company beginning with the first quarter of 2018. FASB ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company expects to elect the retrospective transition method once the new standard becomes effective for the Company and is evaluating the effect that FASB ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effect of the guidance on its ongoing financial reporting.

The Company capitalizes certain costs related to its multi-tenant cloud offering, PureCloud® ("PureCloud"), and certain projects described below for internal use in accordance with FASB ASC 350-40, Internal Use Software. Once a product has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The capitalization of costs ceases upon completion of all substantial testing. Costs incurred in the preliminary stages of development, maintenance and training costs are expensed as incurred. During the three and six months ended June 30, 2016, the Company capitalized $200,000 and $1.2 million, respectively, of costs related to the development of its PureCloud Platform, compared to the capitalization of $5.2 million and $10.8 million during the same periods in 2015. The Company will continue to capitalize development costs related to new PureCloud functionality and will begin amortizing such costs once that functionality is released for general availability.

The Company also capitalizes costs related to implementing new business systems to meet its internal business needs. The Company has no substantive plans to market such software externally. During the three and six months ended June 30, 2016, the Company capitalized $400,000 and $800,000, respectively, of costs associated with development and implementation of these systems, compared to the capitalization of $2.1 million and $3.0 million during the same periods in 2015.

During the three and six months ended June 30, 2016, there were no other material changes to the Company’s significant accounting policies or critical accounting estimates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss, as reported (A)	$(10,159)	$(5,084)	$(23,411)	$(8,543)
Weighted average shares of common stock outstanding (B)	22,053	21,504	22,059	21,519
Dilutive effect of employee stock options and RSUs	—	—	—	—
Common stock and common stock equivalents (C)	22,053	21,504	22,059	21,519
Net loss per share:
Basic (A/B)	$(0.46)	$(0.24)	$(1.06)	$(0.40)
Diluted (A/C)	(0.46)	(0.24)	(1.06)	(0.40)

The Company’s calculation of diluted net loss per share for the three and six months ended June 30, 2016 excludes RSUs and stock options to purchase approximately 716,000 and 1.6 million shares of the Company’s common stock, respectively, compared to 269,000 and 643,000 shares during the same periods in 2015, as their inclusion would be anti-dilutive.

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheets, measured at fair value as of June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at June 30, 2016 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Cash	$85,185	$85,185	$—	$—
Money market funds	21,687	21,687	—	—
Total	$106,872	$106,872	$—	$—
Short-term investments:
Corporate notes	$30,733	$—	$30,733	$—
U.S. government securities	12,016	—	12,016	—
Commercial paper	5,977	—	5,977	—
Agency bonds	5,497	—	5,497	—
Asset-backed securities	4,683	—	4,683	—
Total	$58,906	$—	$58,906	$—
Long-term investments:
Corporate notes	$25,735	$—	$25,735	$—
U.S. government securities	5,026	—	5,026	—
Asset-backed securities	1,708	—	1,708	—
Total	$32,469	$—	$32,469	$—

	Fair Value Measurements at December 31, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Cash	$76,966	$76,966	$—	$—
Money market funds	17,842	17,842	—	—
Total	$94,808	$94,808	$—	$—
Short-term investments:
Corporate notes	$27,105	$—	$27,105	$—
Agency bonds	27,002	—	27,002	—
Asset-backed securities	4,681	—	4,681	—
U.S. government securities	3,896	—	3,896	—
Commercial paper	1,498	—	1,498	—
Total	$64,182	$—	$64,182	$—
Long-term investments:
Corporate notes	29,504	$—	29,504	—
Asset-backed securities	999	$—	999	—
Total	$30,503	$—	$30,503	$—

5.	ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company evaluates the creditworthiness of its customers and partners on a periodic basis and generally does not require collateral. The Company records unbilled accounts receivable, which represents amounts recognized as revenues for invoices that have not yet been sent to customers. This balance fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the work performed is ahead of the billing milestones related to a services engagement, unbilled accounts receivable will be recorded. The balance of unbilled accounts receivable recorded within accounts receivable on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 was $5.6 million and $9.6 million, respectively.

In addition, the Company records deferred revenues, which represent cash collections for which the Company cannot yet recognize revenues. The balance of deferred revenues also fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the billing milestones and related cash collections occur prior to the product or service being delivered, deferred revenues will be recorded. The balance of deferred revenues recorded on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 was $133.9 million and $135.4 million, respectively.

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of June 30, 2016 or December 31, 2015 or for more than 10% of the Company’s revenues for the three and six months ended June 30, 2016 or 2015. The Company’s top five partners collectively represented 19% and 14% of the Company’s accounts receivables balance at June 30, 2016 and December 31, 2015, respectively.

6.	STOCK-BASED COMPENSATION

Stock Option Plan

The Company’s 2006 Equity Incentive Plan, as amended and as assumed by Interactive Intelligence Group, Inc. (the "2006 Plan") authorizes the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans. At the Company’s 2016 Annual Meeting of Shareholders held on May 18, 2016, the Company’s shareholders approved an amendment to the 2006 Plan which increased the number of shares available for issuance under the 2006 Plan by 2,600,000 shares. A maximum of 11,650,933 shares are available for delivery under the 2006 Plan. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant. As of June 30, 2016, there were 2,964,501 shares of stock available for issuance for equity compensation awards under the 2006 Plan.

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

The second type of stock option granted by the Company is performance-based and is subject to cancellation if the specified performance targets are not met. If the applicable performance targets have been achieved, the options will vest in four equal annual installments beginning one year after the grant date. The fair value of these stock option grants is determined on the date of grant and the related compensation expense is recognized on a tranche-by-tranche basis, with each tranche expensed equally over the requisite service period, including the initial period for which the specified performance targets must be met.

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

Performance-based and time-based RSUs can be granted by the Company to directors, executives, certain key employees and certain new employees. The fair value of the RSUs is determined on the date of grant. Time-based RSUs granted to executives, certain key employees, certain new employees and newly-elected non-employee directors vest in four equal annual installments beginning one year after the grant date. Time-based RSUs granted annually to non-employee directors vest in full one year after the grant date. Performance-based RSUs vest in four equal annual installments once the individual has achieved the performance targets and the related compensation expense is recognized on a tranche-by-tranche basis, with each tranche expensed equally over the requisite service period. RSUs are not included in issued and outstanding common stock until the shares are vested and settlement has occurred.

During 2015, the Company elected to grant performance-based and time-based RSUs to directors, executives, certain key employees and certain new employees. During 2016, the Company utilized time-based and performance-based stock options and time-based and performance-based RSUs for stock-based compensation.

The 2006 Plan may be terminated by the Company’s Board of Directors at any time.

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718, Compensation – Stock Compensation ("FASB ASC 718") for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense by category:
Costs of recurring revenues	$472	$512	$865	$944
Costs of license and hardware revenue	25	20	55	42
Costs of services revenues	268	164	542	293
Sales and marketing	1,548	1,154	2,365	1,715
Research and development	1,640	963	3,394	1,782
General and administrative	1,175	1,063	1,876	2,093
Total stock-based compensation expense	$5,128	$3,876	$9,097	$6,869
Effect of stock-based compensation expense on net loss per share:
Basic	$(0.23)	$(0.18)	$(0.41)	$(0.32)
Diluted	(0.23)	(0.18)	(0.41)	(0.32)

During the three and six months ended June 30, 2016, the Company capitalized $16,000 and $122,000, respectively, of stock-based compensation expense related to capitalized software, compared to $570,000 and $1.2 million, respectively, during the same periods in 2015.

Stock Option and RSU Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model.

There were no stock options granted during the first six months of 2015. The weighted-average estimated per option value of time-based and performance-based options granted under the 2006 Plan during the six months ended June 30, 2016 used the following assumptions:

	Six Months Ended June 30,
Valuation assumptions for time-based options:	2016
Dividend yield	—%
Expected volatility	54.70%	-	57.26%
Risk-free interest rate	1.14%	-	1.29%
Expected life of option (in years)	4.25

	Six Months Ended June 30,
Valuation assumptions for performance-based options:	2016
Dividend yield	—%
Expected volatility	54.70%	-	57.26%
Risk-free interest rate	1.14%	-	1.29%
Expected life of option (in years)	4.25

	Six Months Ended June 30,
Valuation assumptions for annual director options:	2016
Dividend yield	—%
Expected volatility	55.95%
Risk-free interest rate	1.25%
Expected life of option (in years)	4.00

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the six months ended June 30, 2016:

	Options			Weighted-Average Exercise Price
Balances, beginning of year	1,060,858			$35.85
Options granted	380,310			28.64
Options exercised	(137,425)			20.47
Options cancelled, forfeited or expired	(29,346)			34.12
Options outstanding	1,274,397			35.40
Option price range	$6.66	-	$66.39
Weighted-average fair value of options granted	$13.03
Options exercisable	770,628			$35.29

The following table sets forth information regarding the Company’s stock options outstanding and exercisable as of June 30, 2016:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.66	—	$22.92	37,325	0.63	$18.83	37,325	$18.83
24.50	—	24.50	220,629	1.73	24.50	209,379	24.50
25.00	—	27.53	46,500	1.83	26.20	44,000	26.14
27.73	—	27.73	311,649	5.60	27.73	—	—
28.82	—	30.92	13,750	1.69	30.35	13,750	30.35
32.33	—	32.33	176,250	0.74	32.33	176,250	32.33
32.53	—	34.69	96,565	3.81	33.89	39,750	33.07
39.97	—	39.97	133,530	2.82	39.97	92,095	39.97
48.12	—	66.21	87,000	3.39	50.30	83,500	49.67
66.39	—	66.39	151,199	3.71	66.39	74,579	66.39
Total shares/average price			1,274,397	3.13	$35.40	770,628	$35.29

The total intrinsic value of options exercised during the quarter ended ended June 30, 2016 was $1.2 million. The aggregate intrinsic value of options outstanding as of June 30, 2016 was $11.8 million and the aggregate intrinsic value of options currently exercisable as of June 30, 2016 was $7.0 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $40.99 as of June 30, 2016, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2016 represented approximately 612,549 shares with a weighted average exercise price of $29.54.

As of June 30, 2016, there was $7.5 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over the weighted average remaining vesting period of 2.72 years.

The following table sets forth a summary of RSU activity for the six months ended June 30, 2016:

	Awards	Weighted- Average Grant Date Price
Balances, beginning of year	850,228	$45.53
RSUs granted	579,938	26.96
RSUs vested	(257,007)	45.99
RSUs forfeited	(80,132)	39.71
RSUs outstanding	1,093,027	36.00

As of June 30, 2016, there was $35.9 million of total unrecognized compensation expense related to non-vested RSUs. This expense is expected to be recognized over the weighted average remaining vesting period of 2.90 years.

7.	INCOME TAXES

The Company’s effective tax rate, without the effect of discrete items, for the three and six months ended June 30, 2016 was (8.2)% and (5.0)%, respectively, compared to 0.9% and (7.5)%, respectively, for the same periods in 2015.  No discrete items were recorded during the three and six months ended June 30, 2016. During the three months ended June 30, 2015, the Company recorded $29,000 of expense related to discrete items. During the six months ended June 30, 2015, the Company recorded a net credit of $1.7 million related to discrete items, including a net credit of $1.9 million recorded during the first quarter of 2015 to correct an error in the Company's valuation reserve for deferred tax assets. With the effects of these discrete items, the Company’s effective tax rate was (11.7)% and 10.4% for the three and six months ended June 30, 2015, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2016 was lower than the federal statutory tax rate of 35.0% primarily because the Company continues to record a full valuation allowance related to its domestic deferred tax assets.

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

During the second quarter of 2016, the Company reduced its accrual related to its disputed royalty agreement with Avaya, Inc. (“Avaya”) by $2.1 million due to a change in the Company’s estimate of its expected liability as of June 30, 2016. This change in estimate resulted in a reduction to costs of license and hardware revenues on the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2016. On July 29, 2016, Avaya unilaterally terminated the royalty agreement. On August 1, 2016, the Company filed a lawsuit, captioned Interactive Intelligence, Inc. v. Avaya, Inc., in the United States District Court for the Southern District of Indiana. In the lawsuit, the Company is seeking restitution and/or compensatory damages from Avaya related to the royalty agreement and is seeking declarations that, among other things, the Company does not infringe certain patents owned or controlled by Avaya and that such patents are invalid. The Company intends to vigorously pursue its claims; however, the ultimate outcome of this lawsuit cannot presently be determined.

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

Lease Commitments

 The Company’s world headquarters are located in approximately 425,000 square feet of space in four office buildings in Indianapolis, Indiana. In May 2014, the Company entered into new separate lease agreements with Duke Realty Limited Partnership for three of the office buildings, one of which was originally to expire in March 2018 and two of which were originally to expire on June 30, 2025. Also in May 2014, the Company entered into a lease agreement with Duke Construction Limited Partnership to expand its world headquarters to include a fourth, build-to-suit office building in Indianapolis, Indiana.  The construction of the fourth office building was completed in June 2015 and the lease term was originally to expire in June 2025. In April 2016, the Company entered into a lease termination agreement with Duke Realty Limited Partnership for one of its headquarters office buildings that was to expire on March 31, 2018. Pursuant to the lease termination agreement, the lease will terminate and be cancelled effective as of September 30, 2016. Additionally, the Company entered into a lease amendment with Duke Realty Limited Partnership for each of its remaining three headquarters office buildings, which extend the term of the leases through June 30, 2027.

Other Contingencies

Effective March 6, 2015, the Company entered into an agreement with Verint Americas Inc. ("Verint"), with an initial term of five years. Under the terms of the agreement, Verint granted to the Company limited rights to sell Verint product and the Company agreed to pay Verint license fees. If sales of Verint product are not maintained at levels as stated in the agreement, the Company could potentially owe Verint up to $5 million. No accrual has been recorded as of June 30, 2016, as the Company anticipates selling at least the minimum amounts of Verint product set forth in the agreement.

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

The Company records the fair value of its outstanding hedge contracts in other current assets and accrued liabilities depending upon the market value of the forward contracts at each balance sheet date.  The following table summarizes the notional amount and fair value of the Company’s outstanding currency contracts at June 30, 2016 and December 31, 2015, respectively (in thousands):

	USD Equivalent Notional Amount
	June 30, 2016	December 31, 2015
Euro	$3,317	$3,275
Japanese Yen	1,752	1,495
South African Rand	355	347
US Dollar	150	150
Total	$5,574	$5,267

	Fair Value USD (1)
	June 30, 2016	December 31, 2015
Derivative Asset	$22	$32
___________

(1)	The fair value measurement of these derivative contracts falls within Level 2 of the fair value hierarchy as defined in FASB ASC 820. See Note 4 - Investments for further information.

During the three and six months ended June 30, 2016, the Company recorded hedging losses of $178,000 and $485,000, respectively, compared to a hedging loss of $57,000 and a hedging gain of $434,000 for the same periods last year.

In May 2015, the Company issued $150 million aggregate principal amount of its 1.25% convertible senior notes (the "Notes") due June 1, 2020, unless earlier purchased by the Company or converted. In connection with the pricing of the Notes, the Company entered into privately-negotiated capped call transactions (the "capped call transactions") with each of Morgan Stanley & Co. LLC, JPMorgan Chase Bank, National Association, London Branch and Royal Bank of Canada. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of the Company's common stock that underlie the Notes. The Company used approximately $12.8 million of the net proceeds from the issuance of the Notes to pay the cost of the capped call transactions. The strike price of the purchased call option is the same as the initial conversion price per share of the Notes of $61.24. The capped call transactions have an initial cap price of $79.38 per share. These capped call transactions are recorded within equity on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 and are not remeasured as long as they continue to meet the conditions for equity classification.

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

Holders of the Notes have the right to require the Company to repurchase for cash all or a portion of the Notes prior to maturity upon the occurrence of a fundamental change, including, among other things, a change of control, at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate transactions that constitute a fundamental change, the Company is required to increase the conversion rate for a holder who elects to convert the Notes in connection with such fundamental change.

In accounting for the issuances of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

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

The Notes consisted of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Liability component:
1.25% Convertible Senior Notes (1)	$150,000	$150,000
Less: debt discount, net (2)	(25,697)	(28,554)
Less: debt issuance costs (2)	(3,071)	(3,424)
Net carrying amount	$121,232	$118,022
___________
(1) The effective interest rate of the Notes is 6.25%. The interest rate is based on the interest rates of similar liabilities at the time of issuance that did not have an associated convertible feature.
(2) Included in the condensed consolidated balance sheet as of June 30, 2016 and December 31, 2015 within convertible notes and is amortized over the term of the Notes using the effective interest rate method.

The total estimated fair value of the Notes at June 30, 2016 was $138.5 million. The fair value was determined based on inputs that are observable in the market (Level 2) and was based on the closing trading price per $100 of the Notes as of the last day of trading for the second quarter of 2016.

Based on the closing price of the Company’s common stock of $40.99 on June 30, 2016, the if-converted value of the Notes fell below the principal amount by approximately $49.6 million. Based on the terms of the Notes, the Notes were not convertible at any time during the three and six months ended June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A "Risk Factors" and in the Part I, Item 1A "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The following will be discussed and analyzed:

•	Forward-Looking Information

•	Overview

•	Revenue, Outlook and Business Highlights

•	Comparison of Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

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

Overview

We are a global provider of software and cloud services for customer engagement, communication and collaboration. We are the only vendor to be recognized by leading industry analyst firm Gartner, Inc. as a market leader in both its Magic Quadrant for Contact Center Infrastructure, Worldwide (for our on-premises offering) and its Magic Quadrant for Contact Center as a Service, North America (for our cloud offerings). We offer three types of products: on-premises software known as Interactive Intelligence Customer Interaction Center® ("CIC"); a single-tenant cloud service known as Interactive Intelligence Communications as a ServiceSM ("CaaS"); and a multi-tenant cloud service known as Interactive Intelligence PureCloud® ("PureCloud"). Our offerings are used across a wide variety of vertical industries, including accounts receivable management, banking, government, healthcare, insurance, manufacturing, outsourcing, utilities and retail, among others. We continue to invest in the development of both our on-premises and cloud offerings, with particular emphasis on our latest cloud services delivered by our PureCloud Platform. This cloud platform is designed as a set of components that work independently of each other to deliver coordinated services (a "microservices architecture"). The PureCloud Platform leverages Amazon Web Services ("AWS") and has a comprehensive set of features capable of delivering cloud services for organizations of all types and sizes. The first PureCloud services were released in North America in March 2015. Subsequent releases have been made available in Australia, New Zealand, Japan and throughout Europe.

For further information on our business and the products and services we offer, refer to the Part I, Item 1 "Business" section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Our management monitors certain key measures to assess our financial results. In particular, we track trends in recurring revenues, license and hardware revenues, overage fees from cloud subscriptions and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are controlling costs. We also regularly examine operating cash flow and free cash flow (as defined below). Trends in revenue, operating expenses and net income or loss will affect cash flow, as will other factors such as cash collections on accounts receivables, cash used for vendor payments and capital expenditures. For additional discussions regarding trends, see "Revenue, Outlook and Business Highlights," "Comparison of Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015" and "Liquidity and Capital Resources" below.

Our management monitors diluted earnings per share ("EPS"), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America ("GAAP"). In addition to measures based on GAAP, our management monitors non-GAAP performance measures including operating income and margin, net income and EPS to analyze our business and also reviews Adjusted EBITDA. These non-GAAP measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. We calculate Adjusted EBITDA by adding back the following items to net loss: depreciation; amortization; interest expense, net; income tax expense; stock-based compensation expense; and other expense, which consists primarily of foreign exchange gains and losses. The other non-GAAP performance measures include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments, exclude non-cash stock-based compensation expense, certain acquisition-related expenses, the amortization of certain intangible assets related to acquisitions and the amortization of debt discounts and issuance costs and adjust for non-GAAP income tax expense. Stock-based compensation expense, amortization of intangibles related to acquisitions, and amortization of debt discounts and issuance costs are non-cash. Non-GAAP income tax expense is pro forma, and is calculated as 40% of non-GAAP (loss) income before taxes. We believe that the presentation of these non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to management and investors regarding financial and business trends related to our core results of operations. Further, our management believes that these non-GAAP measures improve management's and investors' ability to compare our financial performance with other companies in the technology industry. Finally, our management also reviews financial statements that include these non-GAAP measures for its internal budgets.

Our management also monitors free cash flow, which we define as operating cash flow less capital expenditures and capitalized software. Management uses free cash flow to evaluate the amount of cash generated by our business that, after the capital investment needed to maintain and grow our business, can be used for repayment of debt and strategic opportunities, including investing in our business and strengthening our balance sheet, and believes that it enhances the understanding of the cash flows of our business for investors.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss, as reported	$(10,159)	$(5,084)	$(23,411)	$(8,543)
Purchase accounting adjustments:
Increase to revenues	—	3	2	6
Reduction of operating expenses:
Customer relationships	392	389	779	784
Acquired technology	186	177	372	354
Non-compete agreements	30	53	60	106
Acquisition costs	—	—	—	1
Total	608	622	1,213	1,251
Non-cash stock-based compensation expense:
Costs of recurring revenues	472	512	865	944
Costs of license and hardware revenues	25	20	55	42
Costs of services revenues	268	164	542	293
Sales and marketing	1,548	1,154	2,365	1,715
Research and development	1,640	963	3,394	1,782
General and administrative	1,175	1,063	1,876	2,093
Total	5,128	3,876	9,097	6,869
Amortization of debt discount and issuance costs	1,613	512	3,210	512
Non-GAAP income tax expense adjustment	1,584	381	4,621	(645)
Non-GAAP net (loss) income	$(1,226)	$307	$(5,270)	$(556)

Operating loss, as reported	$(7,252)	$(3,761)	$(18,075)	$(8,532)
Purchase accounting adjustments	608	622	1,213	1,251
Non-cash stock-based compensation expense	5,128	3,876	9,097	6,869
Non-GAAP operating (loss) income	$(1,516)	$737	$(7,765)	$(412)

Diluted loss per share, as reported	$(0.46)	$(0.24)	$(1.06)	$(0.40)
Purchase accounting adjustments	0.03	0.03	0.05	0.06
Non-cash stock-based compensation expense	0.23	0.18	0.41	0.32
Amortization of debt discount and issuance costs	0.07	0.02	0.15	0.02
Non-GAAP income tax expense adjustment	0.07	0.02	0.21	(0.03)
Non-GAAP diluted (loss) income per share	$(0.06)	$0.01	$(0.24)	$(0.03)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(10,159)	$(5,084)	$(23,411)	$(8,543)
Depreciation	4,170	4,068	8,617	8,227
Amortization	3,210	1,601	6,202	2,804
Interest expense, net	1,728	590	3,565	442
Income tax expense (benefit)	767	501	1,108	(990)
Stock-based compensation expense	5,128	3,876	9,097	6,869
Other expense	412	232	663	559
Adjusted EBITDA	$5,256	$5,784	$5,841	$9,368

	Six Months Ended
	June 30,
	2016	2015
Reconciliation of Operating Cash Flow to Free Cash Flow
Operating cash flow	$12,904	$14,162
Capital expenditures	(3,781)	(10,659)
Capitalized software	(1,867)	(12,568)
Free cash flow	$7,256	$(9,065)

Revenue, Outlook and Business Highlights

The table below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2015, 2014 and 2013 and the percentage change over the prior year period.

Period	Revenues	Year-over-Year Growth %
Three Months Ended:
June 30, 2016	$108.8	13%
March 31, 2016	99.3	11
December 31, 2015	107.7	16
September 30, 2015	97.4	9
June 30, 2015	96.3	21

Year Ended December 31:
2015	$390.9	15%
2014	341.3	7
2013	318.2	34

Geographic Mix

The following table shows the percentage of revenues derived from each of our geographic regions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Americas	67%	69%	68%	68%
Europe, Middle East and Africa	21	20	20	20
Asia-Pacific	12	11	12	12

Foreign Currency Impact on Revenues and Profitability

Due to the continued strengthening of the US dollar against international currencies, we recognized $1.1 million and $2.9 million less in revenue for the three and six months ended June 30, 2016, respectively, than we would have utilizing foreign exchange rates in effect during the prior year periods. Since we operate in many international locations, the year-over-year change in foreign exchange rates positively impacted the expenses we recorded for the three and six months ended June 30, 2016, resulting in a net negative impact on operating income of $234,000 and $376,000 for the three and six months ended June 30, 2016, respectively.

Outlook for 2016

We are currently projecting total recognized revenue in the range of $425 million to $435 million for the full year of 2016, given the faster-than-expected adoption of PureCloud and potential effect on services revenues and license and hardware revenues. There can be no assurance that our outlook for 2016 as provided in our Annual Report on Form 10-K for the year ended December 31, 2015, and as modified above or otherwise, will be achieved, and actual results may be materially and adversely different from our current projections.

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

Comparison of Three and Six Months Ended June 30, 2016 and 2015

Revenues

Our revenues include: (i) recurring revenues; (ii) license and hardware revenues; and (iii) services revenues. These revenues are generated through direct sales to customers and through our partner channels.

Recurring revenues include subscription revenues from our implemented cloud offerings and support fees from on-premises license agreements. The support fees are recognized over the support period, generally between one and three years. Cloud subscriptions have historically been for periods of up to five years; however, beginning in 2015, we began offering one year contracts and month-to-month contracts for our CaaS and PureCloud offerings, respectively. These shorter contract lengths are designed to simplify the contracting process and accelerate sales cycles.

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

Services revenues primarily include professional and education services fees. Services revenues fluctuate based on the product implementation requirements of our customers and partners as well as the number of attendees at our training classes. Our PureCloud offering, by design, requires less professional services than our on-premises or CaaS offerings, which has reduced services revenues as more customers choose PureCloud.

			Percent of Total Revenues		Increase or (Decrease)
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016 vs. 2015

	($ in thousands)
Recurring	$66,045	$53,846	60.7%	55.9%	23%
License and hardware	29,702	27,010	27.3	28.0	10
Services	13,044	15,475	12.0	16.1	(16)
Total revenues	$108,791	$96,331			13

			Percent of Total Revenues		Increase or (Decrease)
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016 vs. 2015

	($ in thousands)
Recurring	$130,335	$108,058	62.7%	58.1%	21%
License and hardware	51,080	48,631	24.5	26.2	5
Services	26,657	29,117	12.8	15.7	(8)
Total revenues	$208,072	$185,806			12

Recurring Revenues

The breakdown of recurring revenues was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	($ in thousands)		($ in thousands)
Support fees	$34,720	$31,926	$69,283	$65,097
Cloud subscriptions	31,325	21,920	61,052	42,961
Total	$66,045	$53,846	$130,335	$108,058

Cloud subscription revenues increased 43% and 42%, respectively, between the three and six month periods in 2016 and 2015. The increase was due to new customer implementations, upgrades and additional subscriptions from or usage by existing customers. Our support fees increased with the continued growth of our installed base of on-premises customers. Renewal rates were consistent between the 2016 and 2015 periods. The average sales price per user for our cloud offerings varies from period to period, but remained within a consistent range during the 2016 and 2015 periods.

Our unbilled future cloud subscription revenues were $262.9 million and $308.5 million as of June 30, 2016 and 2015, respectively. These unbilled cloud subscription revenues are not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not been invoiced to the customer. Unbilled future cloud subscription revenues decreased year-over-year because the subscriptions for our CaaS offering have primarily been one year in length since the beginning of 2015, compared to contracts that were historically three to five years in length prior to 2015. Additionally, in 2015, we began offering PureCloud, which typically involves month-to-month contracts.

License and Hardware Revenues

License and hardware revenues increased during both the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 primarily due to the recognition of a significant contract received during the second quarter of 2016. We also saw strong demand from our partner channel, who sold the majority of our new on-premises contracts during the second quarter of 2016.

Services Revenues

Services revenues decreased during both the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 primarily due to more services being delivered by our partners as well as the increase in PureCloud subscriptions as a percentage of our total sales. As cloud subscriptions, particularly PureCloud, continue to become a greater percentage of our total sales, our services revenues may continue to decline because our cloud subscriptions require less professional services than our on-premises and single-tenant cloud offerings.

Costs of Revenues

Our costs of revenues include the costs of:  (i) recurring revenues; (ii) license and hardware revenues; and (iii) services revenues.

Costs of recurring revenues consist primarily of compensation expenses for technical support personnel as well as costs associated with deploying our cloud offerings. Some costs related to our cloud offerings, such as equipment costs, are recognized over time, but others, such as compensation and travel-related expenses, are recognized as incurred.  Some of these costs are fixed while others are variable based on usage and call volume. Our recurring revenue margin improved throughout 2015 and the first six months of 2016, and we expect it to continue to improve throughout the remainder of 2016 as this portion of our business continues to scale and as we implement operational efficiencies throughout our infrastructure.

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

Costs of services revenues consist primarily of compensation expenses for our professional services and educational personnel.

			Percent of Total Revenues		Increase or (Decrease)
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016 vs. 2015

	($ in thousands)
Recurring	$22,765	$19,253	20.9%	20.0%	18%
License and hardware	5,623	6,552	5.2	6.8	(14)
Services	11,389	11,514	10.5	12.0	(1)
Total cost of revenues	$39,777	$37,319			7
Recurring revenue gross margin	65.5%	64.2%
License and hardware revenue gross margin	81.1%	75.7%
Services revenue gross margin	12.7%	25.6%

			Percent of Total Revenues		Increase or (Decrease)
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016 vs. 2015

	($ in thousands)
Recurring	$45,201	$37,997	21.7%	20.4%	19%
License and hardware	12,014	13,081	5.8	7.0	(8)
Services	22,940	22,765	11.0	12.3	1
Total cost of revenues	$80,155	$73,843			9
Recurring revenue gross margin	65.3%	64.8%
License and hardware revenue gross margin	76.5%	73.1%
Services revenue gross margin	13.9%	21.8%

Costs of Recurring Revenues

Costs of recurring revenues increased in both comparative periods primarily due to increased amortization of capitalized development costs related to our PureCloud Platform. We amortized $1.8 million and $3.5 million of PureCloud development costs during the three and six months ended June 30, 2016, respectively, compared to $419,000 and $465,000 during the same periods in 2015. Costs of recurring revenues also increased as a result of increased third party services, which included our use of AWS to support our PureCloud offering.

Costs of License and Hardware Revenues

Costs of license and hardware revenues decreased and license and hardware revenue gross margin increased in both comparative periods primarily due to a $2.1 million reduction to our accrual related to the royalty agreement with Avaya, Inc. ("Avaya") due to a change in our estimate of our expected liability, which resulted in a reduction to costs of license and hardware revenues for the three and six months ended June 30, 2016.

Costs of Services Revenues

Costs of services revenues were nearly flat during both comparative periods. Services revenue gross margin decreased in both comparative periods due to an increase in on-premises contracts originated by our partners, who also provide the related professional services, as well as our growing PureCloud deployment engagements, which require less professional services than our on-premises and single-tenant cloud offerings and have lower margins than our on-premises professional services engagements.

Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	($ in thousands)		($ in thousands)
Gross Profit	$69,014	$59,012	$127,917	$111,963
Change from prior period	17%	27%	14%	18%
Gross margin	63.4%	61.3%	61.5%	60.3%

Gross margin increased during the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to the $2.1 million reduction to our accrual related to our royalty agreement with Avaya due to a change in our estimate of our expected liability.

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

Research and development expenses are comprised primarily of compensation expense, allocated overhead costs and depreciation expenses. We expect research and development expenses will continue to increase in the remainder of 2016 compared to 2015, as we have reduced the amount of research and development costs that we capitalize, and increased the amount of such costs that we expense, since the majority of new PureCloud features have been released for general availability. We believe that continued investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced offerings.

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as costs for legal and other professional fees and bad debt. We expect general and administrative expenses as a percentage of total revenues for the full year 2016 will be relatively consistent compared to the full year 2015.

			Percent of Total Revenues		Increase
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016 vs. 2015

	($ in thousands)
Sales and marketing	$39,808	$33,875	36.6%	35.2%	18%
Research and development	23,242	16,694	21.4	17.3	39
General and administrative	13,216	12,204	12.1	12.7	8
Total operating expenses	$76,266	$62,773			21

			Percent of Total Revenues		Increase
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016 vs. 2015

	($ in thousands)
Sales and marketing	$74,244	$64,984	35.7%	35.0%	14%
Research and development	46,022	30,531	22.1	16.4	51
General and administrative	25,726	24,980	12.4	13.4	3
Total operating expenses	$145,992	$120,495			21

Sales and Marketing

Sales and marketing expenses increased in both comparative periods primarily due to increases in compensation and other related expenses resulting from sales staffing increases. Additionally, we increased our sales and marketing efforts for our PureCloud products, which included additional expenditures related to digital marketing and lead generation, and also incurred increased costs associated with our annual Interactions conference.

Research and Development

Research and development expenses increased in both comparative periods primarily due to lower capitalization of development costs for our PureCloud Platform. During the three and six months ended June 30, 2016, we capitalized $200,000 and $1.2 million, respectively, of costs related to the development of the PureCloud Platform, compared to the capitalization of $5.2 million and $10.8 million during the same periods in 2015. The increase was also due to increases in compensation expenses resulting from staffing increases.

General and Administrative

General and administrative expenses increased in both comparative periods primarily due to expenses incurred to support the overall growth in our business. However, general and administrative expenses decreased in both comparative periods as a percentage of revenue due to efficiencies gained in supporting our overall growth.

Other Expense:

Interest Expense, net

Interest expense, net, consists of interest expense related to the Notes we issued in May 2015 partially offset by interest earned from investments, receivables and interest-bearing cash accounts. Other income, which was not material in any periods reported, is also included.

Interest expense, net breakdown	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	($ in thousands)		($ in thousands)
Interest expense(1)	$(2,091)	$(741)	$(4,202)	$(746)
Interest income on investments	$313	$61	$600	$85
Interest income on receivables	50	40	66	119
Other income (expense)	—	50	(29)	100
Total interest expense, net	$(1,728)	$(590)	$(3,565)	$(442)
______

(1)	Includes the interest accrual for the semi-annual coupon payment and amortization of the debt discount and issuance costs, all which are related to the Notes.

We invest in longer term investments with maturities up to three years to increase our overall yield on investments and monitor the allocation of funds in our investment accounts to maximize our return on investment within our established investment policy. We do not invest in subprime assets.

Return on investments	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	($ in thousands)		($ in thousands)
Cash, cash equivalents and investments (average)	$198,144	$124,928	$193,870	$123,309
Interest income on investments(1)	313	61	600	134
Return on investments	0.16%	0.05%	0.31%	0.11%
______

(1)
Interest income on investments during the six months ended June 30, 2015 excludes a one-time adjustment to interest income. This amount has been excluded in order to reflect the actual return on investments earned during the period.

The change in interest income for the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily due to an increase in interest rates on the investment vehicles that we utilized, as well as the investment of proceeds obtained through our Notes issuance in the second quarter of 2015. We continue to review our investment options in an effort to increase our interest income while keeping our risk of losing principal to a minimum.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	($ in thousands)		($ in thousands)
Other expense	$(412)	$(232)	$(663)	$(559)

Other expense increased during the three and six months ended June 30, 2016 compared to the same periods last year primarily due to the revaluation of cash in Venezuela and, to a lesser extent, increased foreign currency losses on other unhedged exposures. We regularly review our foreign currency exposures for inclusion in our hedging program.

Income Tax (Expense) Benefit

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	($ in thousands)		($ in thousands)
Income tax (expense) benefit	$(767)	$(501)	$(1,108)	$990

Our effective tax rate, without the effect of discrete items, for the three and six months ended June 30, 2016 was (8.2)% and (5.0)%, respectively, compared to 0.9% and (7.5)%, respectively, for the same periods in 2015. This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations and certain income tax credits. No discrete items were recorded during the three and six months ended June 30, 2016. During the three months ended June 30, 2015, we recorded $29,000 of expense related to discrete items. During the six months ended June 30, 2015, we recorded a net credit of $1.7 million related to discrete items, including a net credit of $1.9 million recorded during the first quarter of 2015 to correct an error in our valuation reserve for deferred tax assets. With the effects of these discrete items, our effective tax rate was (11.7)% and 10.4% for the three and six months ended June 30, 2015, respectively.

Foreign Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	($ in thousands)		($ in thousands)
Foreign subsidiary net income before taxes	$1,737	$750	$831	$1,700
Foreign tax expense	284	171	530	400

Our foreign effective tax rates for the six months ended June 30, 2016 and 2015 were 63.8% and 23.5%, respectively. No discrete items were recorded for the three or six months ended June 30, 2016. The impact of our foreign effective income tax rates could become material as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

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

We determine our liquidity by combining cash and cash equivalents and short-term and long-term investments as shown in the table below. During the second quarter of 2015, we sold $150 million aggregate principal amount of the Notes. We used approximately $12.8 million of the net proceeds from the offering to pay the cost of the capped call transactions entered in connection with the pricing of the Notes. We intend to use the remainder of the net proceeds from the offering of the Notes for working capital and other general corporate purposes, and may also pursue acquisitions in the future. Based on our current expectations, we believe that our current liquidity position will be sufficient to satisfy our working capital requirements and current or expected obligations associated with our operations for the foreseeable future. Our largest potential capital outlay in the future is expected to be related to purchases of information technology equipment and facility buildouts.

	June 30, 2016	December 31, 2015

	($ in thousands)
Cash and cash equivalents	$106,872	$94,808
Short-term investments	58,906	64,182
Long-term investments	32,469	30,503
Total liquidity	$198,247	$189,493

Given our liquidity in the U.S., we do not have plans to repatriate earnings from our foreign subsidiaries in the near future. As of June 30, 2016, Interactive Intelligence Group, Inc. held a total of $6.3 million in its various foreign bank accounts and its foreign subsidiaries held a total of $28.0 million in their various bank accounts. The temporary difference related to unremitted earnings of our foreign affiliates as of June 30, 2016, that have not been subject to United States income taxation as dividends and are indefinitely invested outside the United States, was $32.9 million. If we were to repatriate all of those earnings to Interactive Intelligence Group, Inc. in the form of dividends, the incremental U.S. federal income tax, net of applicable foreign tax credits, would be $6.0 million.

The following table shows the U.S dollar equivalent of our foreign account balances for the stated periods:

	June 30, 2016	December 31, 2015

	($ in thousands)
Euro	$13,216	$10,952
Canadian dollar	8,641	6,645
Australian dollar	3,880	1,947
British pound	3,287	3,761
New Zealand dollar	1,429	1,654
South African rand	1,269	1,966
Other foreign currencies	2,645	4,412
Total	$34,367	$31,337

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2016	2015

	($ in thousands)
Beginning cash and cash equivalents	$94,808	$36,168
Cash provided by operating activities	12,904	14,162
Cash used in investing activities	(1,929)	(2,765)
Cash provided by financing activities	1,089	132,375
Ending cash and cash equivalents	$106,872	$179,940
Days sales outstanding (DSO)	80	80

Cash flow provided by operations was $12.9 million during the first six months of 2016 compared to $14.2 million during the same period in 2015. Cash flow provided by operations consists of our earnings adjusted for various non-cash expenses, such as depreciation and amortization, as well as balance sheet changes. Our cash flow from operations during the first six months of 2016 compared to 2015 was primarily affected by our net loss and changes in accounts receivable.

Accounts receivable provided more operating cash flow during the first six months of 2016 compared with the same period in 2015 primarily due to strong collections during the first quarter of 2016.

Cash used in investing activities decreased approximately $800,000 in the first six months of 2016 compared to the same period in 2015, primarily due to a $10.7 million decrease in our investment in capitalized software and a $6.9 million decrease in cash used to purchase property, plant and equipment, partially offset by a decrease in net sales of available-for-sale investments of $16.9 million.

Cash provided by financing activities decreased $131.3 million in the first six months of 2016 compared to the same period in 2015 primarily due to the issuance of the Notes during the second quarter of 2015.

Contractual Obligations

As of June 30, 2016, our purchase obligations increased $9.3 million from the amount disclosed in the contractual obligations table in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. The contractual obligations table as of June 30, 2016, which reflects the increased purchase obligations and other immaterial changes, is set forth below (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Convertible notes	$157,500	$1,875	$3,750	$151,875	$—
Capital lease obligations	1,557	1,162	395	—	—
Operating lease obligations	86,838	6,659	21,331	16,931	41,917
Purchase obligations	25,301	18,784	6,517	—	—
	$271,196	$28,480	$31,993	$168,806	$41,917
Other long-term liabilities (uncertain timing of future payments)	$138
	$271,334

As set forth in the Contractual Obligations table above, we have operating lease obligations and purchase obligations that are not recorded in our condensed consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to FASB ASC Topic 840, Leases ("FASB ASC 840"). These obligations include the operating lease of our world headquarters and the leases of several other locations for our offices in the United States and 20 other countries. See Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our lease commitments.

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

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table above, we have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of June 30, 2016.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" section of our Annual Report on Form 10-K for the year ended December 31, 2015 and in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. For a further summary of certain accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the Euro, Canadian dollar, Australian dollar, British pound, New Zealand dollar and the South African rand, among others. However, as a majority of the sales we receive are denominated in United States dollars, a strengthening of the dollar could make our product offerings more expensive and less competitive in foreign markets. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may price our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. As of June 30, 2016, we had outstanding hedging arrangements for the Euro, Japanese yen, South African rand and United States Dollar. For the three and six months ended June 30, 2016, we recorded foreign currency losses of $883,000 and $1.2 million, respectively, primarily due to the revaluation of cash in Venezuela.

For the three and six months ended June 30, 2016, approximately 23% and 22% of our revenues, respectively, and 15% of our expenses were denominated in a foreign currency. As of June 30, 2016, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or (losses), consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $15.9 million. A 10% change in foreign currency exchange rates would have changed the carrying value of these net assets by approximately $1.6 million as of June 30, 2016, with a corresponding foreign currency gain (loss) recognized in our condensed consolidated statements of operations, if not hedged.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at June 30, 2016, the fair value of our portfolio would decrease by approximately $945,000.

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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex II to the Proxy Statement / Prospectus	4/27/2011

3.2	Amended By-Laws of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex III to the Proxy Statement / Prospectus	4/27/2011

10.1	First Lease Amendment, dated as of February 26, 2015, between Interactive Intelligence Group, Inc. and Duke Realty Limited Partnership (7676 Interactive Way)				X

10.2	Lease Termination Agreement, dated as of April 25, 2016, between Interactive Intelligence Group, Inc. and Duke Realty Limited Partnership (7602 Interactive Way)	8-K	10.1	4/29/2016

10.3	First Lease Amendment, dated as of April 25, 2016, between Interactive Intelligence Group, Inc. and Duke Realty Limited Partnership (7601 Interactive Way)	8-K	10.2	4/29/2016

10.4	Second Lease Amendment, dated as of April 25, 2016, between Interactive Intelligence Group, Inc. and Duke Realty Limited Partnership (7676 Interactive Way)	8-K	10.3	4/29/2016

10.5	First Lease Amendment, dated as of April 25, 2016, between Interactive Intelligence, Inc. and Duke Realty Limited Partnership. (7635 Interactive Way) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)	8-K	10.4	4/29/2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.6	Interactive Intelligence Group, Inc. 2006 Equity Incentive Plan, as amended May 18, 2016	8-K	10.1	5/20/2016

10.7	Interactive Intelligence Group, Inc. Employee Stock Purchase Plan, as amended and restated	8-K	10.2	5/20/2016

10.8
Form of Non-Employee Director Change of Control Agreements between Interactive Intelligence Group, Inc. and each of Mitchell E. Daniels, Jr., Edward L. Hamburg, Ph.D., Michael C. Heim, Mark E. Hill and Richard A. Reck

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

101
The following materials from Interactive Intelligence Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Comprehensive Loss; (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements
X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: August 5, 2016	By: /s/ Ashley A. Vukovits
Ashley A. Vukovits Chief Financial Officer, Senior Vice President of Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)