Form 10-Q
period 2016-09-30
Interactive Intelligence Group, Inc.
filed 2016-11-04
CIK 1517650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2016, there were 22,348,615 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence Group, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2016 and December 31, 2015
(in thousands, except share amounts)

	September 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$121,349	$94,808
Short-term investments	48,938	64,182
Accounts receivable, net of allowance for doubtful accounts
of $1,720 at September 30, 2016 and $1,508 at December 31, 2015	91,445	106,950
Prepaid expenses	31,263	32,709
Other current assets	10,299	13,264
Total current assets	303,294	311,913
Long-term investments	46,085	30,503
Property and equipment, net	36,476	44,837
Capitalized software, net	40,252	43,783
Goodwill	42,661	41,848
Intangible assets, net	14,061	14,427
Other assets, net	6,009	6,222
Total assets	$488,838	$493,533
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$12,963	$10,571
Accrued liabilities	14,829	17,157
Accrued compensation and related expenses	20,268	18,910
Deferred license and hardware revenues	898	7,823
Deferred recurring revenues	102,032	92,773
Deferred services revenues	9,943	14,979
Total current liabilities	160,933	162,213
Convertible notes	122,878	118,022
Long-term deferred revenues	21,517	19,834
Deferred tax liabilities, net	1,351	2,143
Other long-term liabilities	6,909	7,291
Total liabilities	313,588	309,503
Shareholders' equity:
Common stock, $0.01 par value; 100,000,000 authorized;
22,326,212 issued and outstanding at September 30, 2016,
21,821,895 issued and outstanding at December 31, 2015	223	218
Additional paid-in capital	255,430	237,496
Accumulated other comprehensive loss, net of tax	(9,125)	(11,244)
Accumulated deficit	(71,278)	(42,440)
Total shareholders' equity	175,250	184,030
Total liabilities and shareholders' equity	$488,838	$493,533

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015
(in thousands, except share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Recurring	$73,058	$59,228	$203,393	$167,286
License and hardware	23,329	22,668	74,409	71,299
Services	14,020	15,473	40,677	44,590
Total revenues	110,407	97,369	318,479	283,175
Costs of revenues (1)(2):
Costs of recurring	21,799	21,626	67,000	59,623
Costs of license and hardware	6,074	5,777	18,088	18,858
Costs of services	11,437	11,318	34,377	34,083
Total costs of revenues	39,310	38,721	119,465	112,564
Gross profit	71,097	58,648	199,014	170,611
Operating expenses (1)(2):
Sales and marketing	36,637	32,400	110,881	97,384
Research and development	23,954	20,536	69,976	51,067
General and administrative	14,466	11,894	40,192	36,874
Total operating expenses	75,057	64,830	221,049	185,325
Operating loss	(3,960)	(6,182)	(22,035)	(14,714)
Other expense:
Interest expense, net	(1,453)	(1,963)	(5,018)	(2,405)
Other expense	(372)	(424)	(1,035)	(983)
Total other expense	(1,825)	(2,387)	(6,053)	(3,388)
Loss before income taxes	(5,785)	(8,569)	(28,088)	(18,102)
Income tax benefit (expense)	358	(1,183)	(750)	(193)
Net loss	$(5,427)	$(9,752)	$(28,838)	$(18,295)
Net loss per share:
Basic	$(0.25)	$(0.45)	$(1.30)	$(0.85)
Diluted	(0.25)	(0.45)	(1.30)	(0.85)
Shares used to compute net loss per share:
Basic	22,111	21,664	22,114	21,568
Diluted	22,111	21,664	22,114	21,568

(1) Amounts include amortization of purchased intangibles from business combinations, as follows:
Costs of license and hardware revenues	$186	$178	$558	$532
General and administrative	428	439	1,267	1,330
Total intangible amortization expense	$614	$617	$1,825	$1,862

(2) Amounts include stock-based compensation expense, as follows:
Costs of recurring revenues	$426	$462	$1,291	$1,405
Costs of license and hardware revenues	14	22	69	65
Costs of services revenues	253	183	795	476
Sales and marketing	1,552	1,199	3,917	2,914
Research and development	1,595	1,663	4,989	3,445
General and administrative	1,151	1,218	3,027	3,311
Total stock-based compensation expense	$4,991	$4,747	$14,088	$11,616
See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(5,427)	$(9,752)	$(28,838)	$(18,295)
Other comprehensive income (loss):
Foreign currency translation adjustment	882	(2,215)	1,838	(5,024)
Net unrealized investment (loss) gain - net of tax	(62)	53	281	103
Comprehensive loss	$(4,607)	$(11,914)	$(26,719)	$(23,216)

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2016
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2015	21,822	$218	$237,496	$(11,244)	$(42,440)	$184,030
Net loss	—	—	—	—	(28,838)	(28,838)
Stock-based compensation expense	—	—	14,224	—	—	14,224
Exercise of stock options	220	2	5,211	—	—	5,213
Issuances of common stock	97	1	1,033	—	—	1,034
Tax withholding on restricted stock unit awards	187	2	(2,534)	—	—	(2,532)
Foreign currency translation adjustment	—	—	—	1,838	—	1,838
Net unrealized investment gain	—	—	—	281	—	281
Balances, September 30, 2016	22,326	$223	$255,430	$(9,125)	$(71,278)	$175,250

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(28,838)	$(18,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,535	12,586
Amortization	9,754	5,664
Other non-cash items	873	(3,053)
Stock-based compensation expense	14,088	11,616
Deferred income taxes	(792)	(32)
Accretion of investment discount	(156)	(866)
Loss on disposal of fixed assets	729	48
Amortization of debt issuance costs	533	229
Amortization of debt discount	4,323	1,819
Gain on sale of subsidiary	(452)	—
Changes in operating assets and liabilities:
Accounts receivable	15,391	(5,045)
Prepaid expenses	1,446	(3,681)
Other current assets	2,965	(130)
Accounts payable	992	870
Accrued liabilities	(1,982)	(568)
Accrued compensation and related expenses	1,358	288
Deferred license and hardware revenues	(6,999)	4,704
Deferred recurring revenues	9,378	5,150
Deferred services revenues	(3,002)	654
Other assets and liabilities	(119)	647
Net cash provided by operating activities	32,025	12,605
Investing activities:
Sales of available-for-sale investments	62,223	22,159
Purchases of available-for-sale investments	(62,124)	(82,321)
Purchases of property and equipment	(5,937)	(14,470)
Capitalized software	(3,175)	(13,849)
Acquisitions and divestitures	160	—
Unrealized loss on investment	—	1
Net cash used in investing activities	(8,853)	(88,480)
Financing activities:
Proceeds from issuance of convertible debt	—	150,000
Payment for debt issuance costs	—	(4,674)
Payment for capped call premiums	—	(12,750)
Principal payments on capital lease obligations	(346)	(33)
Proceeds from stock options exercised	5,213	2,469
Proceeds from issuance of common stock	1,034	1,215
Tax withholding on restricted stock unit awards	(2,532)	(3,476)
Net cash provided by financing activities	3,369	132,751
Net increase in cash and cash equivalents	26,541	56,876
Cash and cash equivalents, beginning of period	94,808	36,168
Cash and cash equivalents, end of period	$121,349	$93,044
Cash paid during the period for:
Interest	$977	$59
Income taxes	2,165	897
Non-cash financing and investing activities:
Issuance of retirement plan shares	—	2,523
Other non-cash item:
Purchase of property and equipment payable at end of period	93	187

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence Group, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2016 and 2015 (unaudited)

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

Pending Merger
On August 30, 2016, the Company entered into an Agreement and Plan of Merger (the "merger agreement") with Genesys Telecommunications Laboratories, Inc., a California corporation ("Genesys"), Giant Merger Sub Inc., an Indiana corporation and a wholly owned subsidiary of Genesys ("Merger Sub"), and, solely for the purposes of Section 5.16 of the merger agreement, Greeneden Lux 3 S. àR.L., a societe a responsabilite limitee under the laws of Luxembourg, Greeneden U.S. Holdings I, LLC, a Delaware limited liability company, and Greeneden U.S. Holdings II, LLC, a Delaware limited liability company, pursuant to which Merger Sub will be merged with and into the Company (the "merger").
The merger agreement provides, among other things, that at the effective time of the merger (the "effective time"), Merger Sub will be merged with and into the Company, and each issued and outstanding share of common stock, par value $0.01 per share, of the Company, other than shares of common stock owned directly by the Company, Genesys or Merger Sub as of immediately prior to the effective time or shares of common stock owned directly by any subsidiary of the Company, any subsidiary of Genesys (other than Merger Sub) or any subsidiary of Merger Sub as of immediately prior to the effective time, will be converted automatically into the right to receive $60.50 in cash, without interest.
At the effective time, each stock option that is outstanding immediately prior to the effective time and that is vested as of August 30, 2016 or becomes vested prior to the effective time in accordance with its terms or the terms of the merger agreement will, as of the effective time, be converted into the right to receive an amount in cash (less applicable withholdings and deductions) equal to the product of (x) the excess, if any, of $60.50 over the exercise price per share of such vested stock option and (y) the total number of shares subject to such vested stock option. The merger agreement provides for (1) unvested stock options scheduled to vest on or prior to December 31, 2017 to vest at the effective time and (2) certain other unvested stock options of the Company's directors, executive officers and certain of the Company's other employees to vest at the effective time.

Each stock option that is outstanding immediately prior to the effective time and that is unvested immediately prior to the effective time (and does not become vested in accordance with the terms of the merger agreement) will as of the effective time, automatically convert into an award to receive an amount in cash equal to the product of (x) the excess, if any, of $60.50 over the exercise price per share of such unvested stock option and (y) the total number of shares subject to such unvested stock option. Such converted award will remain subject to the same vesting terms and conditions that applied to such award immediately prior to the effective time, including continued employment through the applicable vesting date. Payments will be made, less applicable withholdings and deductions, promptly following the applicable vesting date.
At the effective time, each restricted stock unit ("RSU") that is outstanding immediately prior to the effective time that becomes vested at the effective time in accordance with its terms or the terms of the merger agreement will, as of the effective time, automatically convert into the right to receive an amount in cash (less applicable withholdings and deductions) equal to the product of (x) the total number of shares subject to such vested RSU and (y) $60.50. The merger agreement provides for (1) unvested RSUs scheduled to vest on or prior to December 31, 2017 to vest at the effective time and (2) certain other unvested RSUs of the Company's directors, executive officers and certain of the Company's other employees to vest at the effective time.
Each RSU that is outstanding immediately prior to the effective time and that is unvested immediately prior to the effective time (and does not become vested in accordance with the terms of the merger agreement), will, as of the effective time, automatically convert into an award to receive an amount in cash equal to the product of (x) the total number of shares subject to such unvested RSU and (y) $60.50. Such converted award will remain subject to the same vesting terms and conditions that applied to such award immediately prior to the effective time, including continued employment through the applicable vesting date. Payments will be made, less applicable withholdings and deductions, promptly following the applicable vesting date.
The Company, Genesys and Merger Sub have made customary representations and warranties in the merger agreement, and each has agreed to use its reasonable best efforts to consummate the merger. The Company has also agreed to various covenants in the merger agreement, including, among others, (i) to conduct its business in all material respects in the ordinary course consistent with past practice during the period between the execution of the merger agreement and the effective time of the merger and (ii) to cause a special meeting of the Company’s shareholders to be held to consider the approval of the merger agreement.
The consummation of the merger is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). In accordance with the HSR Act, the Company and Genesys filed their respective Premerger Notification and Report Forms on September 13, 2016. On October 12, 2016, the Federal Trade Commission granted early termination of the waiting period under the HSR Act. The termination of the waiting period under the HSR Act satisfies one of the conditions necessary for the consummation of the merger. Completion of the merger is also subject to obtaining the required approval under the applicable antitrust laws in South Africa. The Company and Genesys filed a Merger Notice with the South African Competition Commission (the "Commission") on September 16, 2016.  On October 26, 2016, the Commission issued a Merger Clearance Certificate approving the merger without any conditions.  The receipt of this competition clearance under South African antitrust laws satisfies one of the conditions necessary for consummation of the merger. All antitrust clearance required to consummate the merger has now been received.
Consummation of the merger is also subject to various other conditions, including, (i) the approval of the merger agreement by at least a majority of the outstanding shares of the Company's common stock entitled to vote on the proposal, (ii) the absence of any injunction or order by any court of competent jurisdiction that prohibits the consummation of the merger and the absence of any law that prohibits or makes illegal the consummation of the merger, (iii) if a request by the Committee on Foreign Investment in the United States ("CFIUS") occurs prior to the effective time, the obtaining of CFIUS clearance, (iv) the accuracy of the other party's representations and warranties in the merger agreement, subject to certain qualifications, (v) the other party's material performance of and compliance with its covenants contained in the merger agreement and (vi) in the case of Genesys' obligations, there having been no material adverse effect with respect to the Company since August 30, 2016. The transaction is expected to close before the end of calendar year 2016.
The merger agreement contains certain termination rights for the Company and Genesys. Following termination of the merger agreement under specified circumstances generally relating to a competing transaction, the Company may be required to pay Genesys a termination fee of $43 million. The merger agreement also provides that Genesys may be required to pay the Company a reverse termination fee of $86 million under specified circumstances. In no event will either the Company or Genesys be required to pay the termination fee more than once. In addition, subject to certain limitations, either party may terminate the merger agreement if the merger is not consummated by January 31, 2017.
During the three and nine months ended September 30, 2016, the Company incurred costs associated with the merger of $1.6 million, which consisted of professional and legal fees and were expensed within general and administrative expenses on the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

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

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers ("FASB ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. FASB ASU 2014-09, as amended by subsequently issued ASUs, will replace most existing U.S. GAAP revenue recognition guidance when it becomes effective. As originally issued, the new standard was to become effective for the Company on January 1, 2017, and early adoption is not permitted. In August 2015, the FASB issued FASB ASU No. 2015-14, Deferral of the Effective Date, which declared a one-year deferral of the effective date of the new revenue recognition standard. As a result, the new standard will become effective for the Company beginning with the first quarter of 2018. FASB ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company expects to elect the retrospective transition method once the new standard becomes effective for the Company and is evaluating the effect that FASB ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effect of the guidance on its ongoing financial reporting.

The Company capitalizes certain costs related to its multi-tenant cloud offering, PureCloud® ("PureCloud"), and certain projects described below for internal use in accordance with FASB ASC 350-40, Internal Use Software. Once a product has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The capitalization of costs ceases upon completion of all substantial testing. Costs incurred in the preliminary stages of development, maintenance and training costs are expensed as incurred. During the three and nine months ended September 30, 2016, the Company capitalized $300,000 and $1.5 million, respectively, of costs related to the development of its PureCloud Platform, compared to the capitalization of $900,000 and $11.7 million during the same periods in 2015. The Company will continue to evaluate the need to capitalize development costs related to new PureCloud functionality and will begin amortizing such costs once that functionality is released for general availability.

The Company also capitalizes costs related to implementing new business systems to meet its internal business needs. The Company has no substantive plans to market such software externally. During the three and nine months ended September 30, 2016, the Company capitalized $2.4 million and $3.2 million, respectively, of costs associated with development and implementation of these systems, compared to the capitalization of $500,000 and $3.5 million during the same periods in 2015.

During the three and nine months ended September 30, 2016, there were no other material changes to the Company’s significant accounting policies or critical accounting estimates.

3.	NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding in accordance with FASB ASC Topic 260, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares. When the Company reports a net loss, the calculation of diluted net loss per share excludes potential common shares as the effect would be anti-dilutive. Potential common shares consist of shares of common stock issuable upon the exercise of stock options and vesting of RSUs. The following table sets forth the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss, as reported (A)	$(5,427)	$(9,752)	$(28,838)	$(18,295)
Weighted average shares of common stock outstanding (B)	22,111	21,664	22,114	21,568
Dilutive effect of employee stock options and RSUs	—	—	—	—
Common stock and common stock equivalents (C)	22,111	21,664	22,114	21,568
Net loss per share:
Basic (A/B)	$(0.25)	$(0.45)	$(1.30)	$(0.85)
Diluted (A/C)	(0.25)	(0.45)	(1.30)	(0.85)

The Company’s calculation of diluted net loss per share for the three and nine months ended September 30, 2016 excludes RSUs and stock options to purchase approximately 157,000 and 266,000 shares of the Company’s common stock, respectively, compared to 639,000 and 578,000 shares during the same periods in 2015, as their inclusion would be anti-dilutive.

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheets, measured at fair value as of September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at September 30, 2016 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Cash	$101,696	$101,696	$—	$—
Money market funds	19,653	19,653	—	—
Total	$121,349	$121,349	$—	$—
Short-term investments:
Corporate notes	$24,254	$—	$24,254	$—
U.S. government securities	8,105	—	8,105	—
Commercial paper	5,991	—	5,991	—
Asset-backed securities	5,592	—	5,592	—
Agency bonds	4,996	—	4,996	—
Total	$48,938	$—	$48,938	$—
Long-term investments:
Corporate notes	$33,550	$—	$33,550	$—
U.S. government securities	11,026	—	11,026	—
Asset-backed securities	1,509	—	1,509	—
Total	$46,085	$—	$46,085	$—

	Fair Value Measurements at December 31, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Cash	$76,966	$76,966	$—	$—
Money market funds	17,842	17,842	—	—
Total	$94,808	$94,808	$—	$—
Short-term investments:
Corporate notes	$27,105	$—	$27,105	$—
Agency bonds	27,002	—	27,002	—
Asset-backed securities	4,681	—	4,681	—
U.S. government securities	3,896	—	3,896	—
Commercial paper	1,498	—	1,498	—
Total	$64,182	$—	$64,182	$—
Long-term investments:
Corporate notes	29,504	$—	29,504	—
Asset-backed securities	999	$—	999	—
Total	$30,503	$—	$30,503	$—

5.	ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company evaluates the creditworthiness of its customers and partners on a periodic basis and generally does not require collateral. The Company records unbilled accounts receivable, which represents amounts recognized as revenues for invoices that have not yet been sent to customers. This balance fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the work performed is ahead of the billing milestones related to a services engagement, unbilled accounts receivable will be recorded. The balance of unbilled accounts receivable recorded within accounts receivable on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 was $9.4 million and $9.6 million, respectively.

In addition, the Company records deferred revenues, which represent cash collections for which the Company cannot yet recognize revenues. The balance of deferred revenues also fluctuates depending on the contractual billing milestones and work performed related to projects specified in the contract. When the billing milestones and related cash collections occur prior to the product or service being delivered, deferred revenues will be recorded. The balance of deferred revenues recorded on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 was $134.4 million and $135.4 million, respectively.

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of September 30, 2016 or December 31, 2015 or for more than 10% of the Company’s revenues for the three and nine months ended September 30, 2016 or 2015. The Company’s top five partners collectively represented 18% and 14% of the Company’s accounts receivables balance at September 30, 2016 and December 31, 2015, respectively.

6.	STOCK-BASED COMPENSATION

Stock Option Plan

The Company’s  2006 Equity Incentive Plan, as amended and as assumed by Interactive Intelligence Group, Inc. (the "2006 Plan") authorizes the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans. At the Company’s 2016 Annual Meeting of Shareholders held on May 18, 2016, the Company’s shareholders approved an amendment to the 2006 Plan which increased the number of shares available for issuance under the 2006 Plan by 2,600,000 shares. A maximum of 11,650,933 shares are available for delivery under the 2006 Plan. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant. As of September 30, 2016, there were 2,983,674 shares of stock available for issuance for equity compensation awards under the 2006 Plan.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718, Compensation – Stock Compensation ("FASB ASC 718") for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense by category:
Costs of recurring revenues	$426	$462	$1,291	$1,405
Costs of license and hardware revenues	14	22	69	65
Costs of services revenues	253	183	795	476
Sales and marketing	1,552	1,199	3,917	2,914
Research and development	1,595	1,663	4,989	3,445
General and administrative	1,151	1,218	3,027	3,311
Total stock-based compensation expense	$4,991	$4,747	$14,088	$11,616
Effect of stock-based compensation expense on net loss per share:
Basic	$(0.23)	$(0.22)	$(0.64)	$(0.54)
Diluted	(0.23)	(0.22)	(0.64)	(0.54)

During the three and nine months ended September 30, 2016, the Company capitalized $14,000 and $136,000, respectively, of stock-based compensation expense related to capitalized software, compared to $100,000 and $1.3 million, respectively, during the same periods in 2015.

Stock Option and RSU Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model.

There were no stock options granted during the first nine months of 2015. The weighted-average estimated per option value of time-based and performance-based options granted under the 2006 Plan during the nine months ended September 30, 2016 used the following assumptions:

	Nine Months Ended September 30,
Valuation assumptions for time-based options:	2016
Dividend yield	—%
Expected volatility	54.70%	-	57.26%
Risk-free interest rate	1.14%	-	1.29%
Expected life of option (in years)	4.25

	Nine Months Ended September 30,
Valuation assumptions for performance-based options:	2016
Dividend yield	—%
Expected volatility	54.70%	-	57.26%
Risk-free interest rate	1.14%	-	1.29%
Expected life of option (in years)	4.25

	Nine Months Ended September 30,
Valuation assumptions for annual director options:	2016
Dividend yield	—%
Expected volatility	55.95%
Risk-free interest rate	1.25%
Expected life of option (in years)	4.00

RSUs are valued using the fair market value of the Company’s stock on the date of grant and expense is recognized on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the nine months ended September 30, 2016:

	Options	Weighted-Average Exercise Price
Balances, beginning of year	1,060,858	$35.85
Options granted	380,310	28.64
Options exercised	(228,252)	23.72
Options cancelled, forfeited or expired	(36,844)	39.35
Options outstanding	1,176,072	35.76
Option price range	$ 6.66 - 66.39
Weighted-average fair value of options granted	$13.03
Options exercisable	680,425	$36.06

The following table sets forth information regarding the Company’s stock options outstanding and exercisable as of September 30, 2016:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.66	—	$19.66	16,200	0.49	$18.46	16,200	$18.46
24.50	—	24.50	211,864	1.46	24.50	200,614	24.50
25.00	—	27.53	39,000	1.52	25.97	39,000	25.97
27.73	—	27.73	311,649	5.35	27.73	—	—
30.92	—	30.92	10,000	1.55	30.92	10,000	30.92
32.33	—	32.33	136,250	0.48	32.33	136,250	32.33
32.53	—	34.69	94,815	3.59	33.89	38,000	33.05
39.97	—	39.97	123,719	2.54	39.97	84,158	39.97
48.12	—	66.21	87,000	3.14	50.30	83,500	49.67
66.39	—	66.39	145,575	3.41	66.39	72,703	66.39
Total shares/average price			1,176,072	3.02	$35.76	680,425	$36.06

The total intrinsic value of options exercised during the quarter ended ended September 30, 2016 was $4.0 million. The aggregate intrinsic value of options outstanding as of September 30, 2016 was $29.6 million and the aggregate intrinsic value of options currently exercisable as of September 30, 2016 was $16.9 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $60.14 as of September 30, 2016, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2016 represented approximately 604,222 shares with a weighted average exercise price of $32.24.

As of September 30, 2016, there was $6.4 million of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized over the weighted average remaining vesting period of 2.50 years.

The following table sets forth a summary of RSU activity for the nine months ended September 30, 2016:

	Awards	Weighted- Average Grant Date Price
Balances, beginning of year	850,228	$45.54
RSUs granted	595,643	27.43
RSUs vested	(275,713)	45.75
RSUs forfeited	(107,512)	38.74
RSUs outstanding	1,062,646	36.02

As of September 30, 2016, there was $32.2 million of total unrecognized compensation expense related to non-vested RSUs. This expense is expected to be recognized over the weighted average remaining vesting period of 2.68 years.

7.	INCOME TAXES

The Company’s effective tax rate, without the effect of discrete items, for the three and nine months ended September 30, 2016 was (12.8)% and (6.6)%, respectively, compared to (12.7)% and (10.0)%, respectively, for the same periods in 2015. During the three and nine months ended September 30, 2016, the Company recorded $1.1 million of benefit related to discrete items, including $1.0 million related to the release of the Company's Brazilian valuation allowance. During the three months ended September 30, 2015, the Company recorded $101,000 of expense related to discrete items. During the nine months ended September 30, 2015, the Company recorded a net credit of $1.6 million related to discrete items, including a net credit of $1.9 million recorded during the first quarter of 2015 to correct an error in the Company's valuation reserve for deferred tax assets. With the effects of these discrete items, the Company’s effective tax rate was 6.2% and (2.7)% for the three and nine months ended September 30, 2016, compared to (13.8)% and (1.1)% for the three and nine months ended September 30, 2015, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2016 was lower than the federal statutory tax rate of 35.0% primarily because the Company continues to record a full valuation allowance related to its domestic deferred tax assets.

8.	COMMITMENTS AND CONTINGENCIES
Litigation Related to the Merger

On October 6, 2016, a putative class action lawsuit captioned Scott Fischer v. Interactive Intelligence Group, Inc., et al., No. 1:16-cv-02666-TWP-MPB (the "Action") was filed in the United States District Court, Southern District of Indiana, Indianapolis Division (the "Court") against the Company and its directors, alleging certain violations of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934 in connection with the definitive proxy statement on Schedule 14A filed by the Company with the SEC on October 4, 2016 (the "Definitive Proxy Statement") for the proposed merger. In the Action, Plaintiff seeks, among other things, orders (i) certifying the lawsuit as a class action, (ii) enjoining the Company from closing the proposed merger until the Company discloses certain information, and (iii) rescinding the proposed merger if it is consummated or awarding damages to the Plaintiff and all other shareholders of the Company. On October 21, 2016, the Plaintiff filed a Motion for a Temporary Restraining Order and a Preliminary Injunction (the "Motion") to postpone the special meeting of the Company’s shareholders scheduled to be held on November 9, 2016, until the Company discloses certain information regarding the proposed merger. On October 28, 2016, the Company and its directors filed their brief in opposition to the Motion. The Court set a hearing on the Motion for November 4, 2016. On November 1, 2016, the Plaintiff voluntarily dismissed the Action with prejudice. Also on November 1, 2016, the Court acknowledged Plaintiff’s dismissal of the Action with prejudice, denied the Motion as moot, and vacated the hearing set for November 4, 2016.
Other Legal Proceedings

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

During the second quarter of 2016, the Company reduced its accrual related to its disputed royalty agreement with Avaya, Inc. ("Avaya") by $2.1 million due to a change in the Company’s estimate of its expected liability as of June 30, 2016. This change in estimate resulted in a reduction to costs of license and hardware revenues on the Company's condensed consolidated statements of operations for the nine months ended September 30, 2016. On July 29, 2016, Avaya unilaterally terminated the royalty agreement. On August 1, 2016, the Company filed a lawsuit, captioned Interactive Intelligence, Inc. v. Avaya, Inc., in the United States District Court for the Southern District of Indiana. In the lawsuit, the Company is seeking restitution and/or compensatory damages from Avaya related to the royalty agreement and is seeking declarations that, among other things, the Company does not infringe certain patents owned or controlled by Avaya and that such patents are invalid. The Company intends to vigorously pursue its claims; however, the ultimate outcome of this lawsuit cannot presently be determined.

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

Lease Commitments

The Company’s world headquarters are located in approximately 425,000 square feet of space in four office buildings in Indianapolis, Indiana, the details of which are included below.

Building	Original Lease Effective Date	Lessor	Original Lease Expiration	Lease Amendment Date	Lease Amendment Type	Amended Expiration
HQ1	May 2014	Duke Realty Limited Partnership	6/30/2025	April 2016	Amendment	6/30/2027
HQ2	May 2014	Duke Realty Limited Partnership	6/30/2025	April 2016	Amendment	6/30/2027
HQ3	May 2014	Duke Realty Limited Partnership	3/31/2018	April 2016	Termination	9/30/2016
HQ4	May 2014	Duke Construction Limited Partnership/Duke Realty Limited Partnership	6/30/2025	April 2016	Amendment	6/30/2027

In September 2016, the Company entered into a one-month lease agreement with Duke Realty Limited Partnership for HQ3. This one-month lease agreement will expire on October 31, 2016, and the Company plans to vacate this space at that time.

Other Contingencies

Effective March 6, 2015, the Company entered into an agreement with Verint Americas Inc. ("Verint"), with an initial term of five years. Under the terms of the agreement, Verint granted to the Company limited rights to sell Verint product and the Company agreed to pay Verint license fees. If sales of Verint product are not maintained at levels as stated in the agreement, the Company could potentially owe Verint up to $5 million. No accrual has been recorded as of September 30, 2016, as the Company anticipates selling at least the minimum amounts of Verint product set forth in the agreement.

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

The Company records the fair value of its outstanding hedge contracts in other current assets and accrued liabilities depending upon the market value of the forward contracts at each balance sheet date.  The following table summarizes the notional amount and fair value of the Company’s outstanding currency contracts at September 30, 2016 and December 31, 2015, respectively (in thousands):

	USD Equivalent Notional Amount
	September 30, 2016	December 31, 2015
Euro	$3,365	$3,275
Japanese Yen	1,781	1,495
South African Rand	381	347
US Dollar	150	150
Total	$5,677	$5,267

	Fair Value USD (1)
	September 30, 2016	December 31, 2015
Derivative Asset	$15	$32
___________

(1)	The fair value measurement of these derivative contracts falls within Level 2 of the fair value hierarchy as defined in FASB ASC 820. See Note 4 - Investments for further information.

During the three and nine months ended September 30, 2016, the Company recorded hedging losses of $185,000 and $670,000, respectively, compared to a hedging loss of $139,000 and a hedging gain of $281,000 for the same periods last year.

In May 2015, the Company issued $150 million aggregate principal amount of its 1.25% convertible senior notes (the "Notes") due June 1, 2020, unless earlier purchased by the Company or converted. In connection with the pricing of the Notes, the Company entered into privately-negotiated capped call transactions (the "capped call transactions") with each of Morgan Stanley & Co. LLC, JPMorgan Chase Bank, National Association, London Branch and Royal Bank of Canada. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of the Company's common stock that underlie the Notes. The Company used approximately $12.8 million of the net proceeds from the issuance of the Notes to pay the cost of the capped call transactions. The strike price of the purchased call option is the same as the initial conversion price per share of the Notes of $61.24. The capped call transactions have an initial cap price of $79.38 per share. These capped call transactions are recorded within equity on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 and are not remeasured as long as they continue to meet the conditions for equity classification.

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

The Notes consisted of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015
Liability component:
1.25% Convertible Senior Notes (1)	$150,000	$150,000
Less: debt discount, net (2)	(24,231)	(28,554)
Less: debt issuance costs (2)	(2,891)	(3,424)
Net carrying amount	$122,878	$118,022
___________
(1) The effective interest rate of the Notes is 6.25%. The interest rate is based on the interest rates of similar liabilities at the time of issuance that did not have an associated convertible feature.
(2) Included in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 within convertible notes and is amortized over the term of the Notes using the effective interest rate method.

The total estimated fair value of the Notes at September 30, 2016 was $173.1 million. The fair value was determined based on inputs that are observable in the market (Level 2) and was based on the closing trading price per $100 of the Notes as of the last day of trading for the third quarter of 2016.

Based on the closing price of the Company’s common stock of $60.14 on September 30, 2016, the if-converted value of the Notes fell below the principal amount by approximately $2.7 million. Based on the terms of the Notes, the Notes were not convertible at any time during the three and nine months ended September 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A "Risk Factors" and in the Part I, Item 1A "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The following will be discussed and analyzed:

•	Forward-Looking Information

•	Overview and Recent Developments

•	Revenue and Business Highlights

•	Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

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

If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the following:

•	worldwide economic conditions and their impact on customer purchasing decisions;

•	rapid technological changes and competitive pressures in the industry;

•	our profitability;

•
risks related to our proposed merger with Genesys Telecommunications Laboratories, Inc. ("Genesys") and Giant Merger Sub Inc. ("Merger Sub") described below under "Overview and Recent Developments," including:

◦
the inability to consummate the merger within the anticipated time period, or at all, due to the failure to obtain shareholder approval to approve the merger agreement (as defined below) or to satisfy the other conditions to the completion of the merger,

◦	risks that the proposed merger disrupts our current plans and operations or affects our ability to retain or recruit key employees,

◦
the effect of the announcement and pendency of the merger on our stock price, our business relationships (including, without limitation, with customers and suppliers), our operating results and our business generally,

◦	the incurrence of costs, fees, expenses and charges related to the merger agreement or the merger,

◦	risks related to diverting management’s or other employees’ attention from ongoing business operations and

◦	limitations placed on our ability to operate our business under the merger agreement; and

•	our ability to:

◦	manage successfully our growth,

◦	meet debt service requirements,

◦	manage successfully our increasingly complex third-party relationships resulting from the software and hardware components being licensed or sold with our product offerings,

◦	maintain successful relationships with certain suppliers which may be impacted by the competition in the technology industry,

◦	maintain successful relationships with our current and any new partners,

◦	maintain and improve our current products,

◦	develop new products,

◦	protect our proprietary rights and sensitive customer information adequately,

◦	successfully integrate acquired businesses and

◦	improve our brand and name recognition;

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

Overview and Recent Developments

We are a global provider of software and cloud services for customer engagement, communication and collaboration. We are the only vendor to be recognized by leading industry analyst firm Gartner, Inc. as a market leader in both its Magic Quadrant for Contact Center Infrastructure, Worldwide (for our on-premises offering) and its Magic Quadrant for Contact Center as a Service, North America (for our cloud offerings). We offer three types of products: on-premises software known as Interactive Intelligence Customer Interaction Center® ("CIC"); a single-tenant cloud service known as Interactive Intelligence Communications as a ServiceSM ("CaaS"); and a multi-tenant cloud service known as Interactive Intelligence PureCloud® ("PureCloud"). Our offerings are used across a wide variety of vertical industries, including accounts receivable management, banking, government, healthcare, insurance, manufacturing, outsourcing, utilities and retail, among others. We continue to invest in the development of both our on-premises and cloud offerings, with particular emphasis on our latest cloud services delivered by our PureCloud Platform. This cloud platform is designed as a set of components that work independently of each other to deliver coordinated services (a "microservices architecture"). The PureCloud Platform leverages Amazon Web Services ("AWS") and has a comprehensive set of features capable of delivering cloud services for organizations of all types and sizes. The first PureCloud services were released in North America in March 2015, and PureCloud is now available across the world.

For further information on our business and the products and services we offer, refer to the Part I, Item 1 "Business" section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Pending Merger
On August 30, 2016, we entered into an Agreement and Plan of Merger (the "merger agreement") with Genesys, Merger Sub and, solely for the purposes of Section 5.16 of the merger agreement, Greeneden Lux 3 S. àR.L., Greeneden U.S. Holdings I, LLC and Greeneden U.S. Holdings II, LLC, pursuant to which Merger Sub will be merged with and into us (the "merger").
The merger agreement provides, among other things, that at the effective time of the merger (the "effective time"), Merger Sub will be merged with and into us, and each issued and outstanding share of our common stock, par value $0.01 per share, other than shares of common stock owned directly by us, Genesys or Merger Sub as of immediately prior to the effective time or shares of common stock owned directly by any of our subsidiaries, any subsidiary of Genesys (other than Merger Sub) or any subsidiary of Merger Sub as of immediately prior to the effective time, will be converted automatically into the right to receive $60.50 in cash, without interest.
At the effective time, each stock option that is outstanding immediately prior to the effective time and that is vested as of August 30, 2016 or becomes vested prior to the effective time in accordance with its terms or the terms of the merger agreement will, as of the effective time, be converted into the right to receive an amount in cash (less applicable withholdings and deductions) equal to the product of (x) the excess, if any, of $60.50 over the exercise price per share of such vested stock option and (y) the total number of shares subject to such vested stock option. The merger agreement provides for (1) unvested stock options scheduled to vest on or prior to December 31, 2017 to vest at the effective time and (2) certain other unvested stock options of our directors, executive officers and certain of our other employees to vest at the effective time.
Each stock option that is outstanding immediately prior to the effective time and that is unvested immediately prior to the effective time (and does not become vested in accordance with the terms of the merger agreement) will as of the effective time, automatically convert into an award to receive an amount in cash equal to the product of (x) the excess, if any, of $60.50 over the exercise price per share of such unvested stock option and (y) the total number of shares subject to such unvested stock option. Such converted award will remain subject to the same vesting terms and conditions that applied to such award immediately prior to the effective time, including continued employment through the applicable vesting date. Payments will be made, less applicable withholdings and deductions, promptly following the applicable vesting date.

At the effective time, each RSU that is outstanding immediately prior to the effective time that becomes vested at the effective time in accordance with its terms or the terms of the merger agreement will, as of the effective time, automatically convert into the right to receive an amount in cash (less applicable withholdings and deductions) equal to the product of (x) the total number of shares subject to such vested RSU and (y) $60.50. The merger agreement provides for (1) unvested RSUs scheduled to vest on or prior to December 31, 2017 to vest at the effective time and (2) certain other unvested RSUs of our directors, executive officers and certain of our other employees to vest at the effective time.
Each RSU that is outstanding immediately prior to the effective time and that is unvested immediately prior to the effective time (and does not become vested in accordance with the terms of the merger agreement), will, as of the effective time, automatically convert into an award to receive an amount in cash equal to the product of (x) the total number of shares subject to such unvested RSU and (y) $60.50. Such converted award will remain subject to the same vesting terms and conditions that applied to such award immediately prior to the effective time, including continued employment through the applicable vesting date. Payments will be made, less applicable withholdings and deductions, promptly following the applicable vesting date.
We, along with Genesys and Merger Sub, have made customary representations and warranties in the merger agreement, and we each have agreed to use our respective reasonable best efforts to consummate the merger. We have also agreed to various covenants in the merger agreement, including, among others, (i) to conduct our business in all material respects in the ordinary course consistent with past practice during the period between the execution of the merger agreement and the effective time of the merger and (ii) to cause a special meeting of our shareholders to be held to consider the approval of the merger agreement.
The consummation of the merger is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). In accordance with the HSR Act, we and Genesys filed our respective Premerger Notification and Report Forms on September 13, 2016. On October 12, 2016, the Federal Trade Commission granted early termination of the waiting period under the HSR Act. The termination of the waiting period under the HSR Act satisfies one of the conditions necessary for the consummation of the merger. Completion of the merger is also subject to obtaining the required approval under the applicable antitrust laws in South Africa. We and Genesys filed a Merger Notice with the South African Competition Commission (the "Commission") on September 16, 2016.  On October 26, 2016, the Commission issued a Merger Clearance Certificate approving the merger without any conditions.  The receipt of this competition clearance under South African antitrust laws satisfies one of the conditions necessary for consummation of the merger. All antitrust clearance required to consummate the merger has now been received.
Consummation of the merger is also subject to various other conditions, including, (i) the approval of the merger agreement by at least a majority of the outstanding shares of our common stock entitled to vote on the proposal, (ii) the absence of any injunction or order by any court of competent jurisdiction that prohibits the consummation of the merger and the absence of any law that prohibits or makes illegal the consummation of the merger, (iii) if a request by the Committee on Foreign Investment in the United States ("CFIUS") occurs prior to the effective time, the obtaining of CFIUS clearance, (iv) the accuracy of the other party's representations and warranties in the merger agreement, subject to certain qualifications, (v) the other party's material performance of and compliance with its covenants contained in the merger agreement and (vi) in the case of Genesys' obligations, there having been no material adverse effect with respect to us since August 30, 2016. The transaction is expected to close before the end of calendar year 2016.
The merger agreement contains certain termination rights for us and Genesys. Following termination of the merger agreement under specified circumstances generally relating to a competing transaction, we may be required to pay Genesys a termination fee of $43 million. The merger agreement also provides that Genesys may be required to pay us a reverse termination fee of $86 million under specified circumstances. In no event will either we or Genesys be required to pay the termination fee more than once. In addition, subject to certain limitations, either party may terminate the merger agreement if the merger is not consummated by January 31, 2017.
During the three and nine months ended September 30, 2016, we incurred costs associated with the merger of $1.6 million, which consisted of professional and legal fees and were expensed within general and administrative expenses on our condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

Financial Measures

Our management monitors certain key measures to assess our financial results. In particular, we track trends in recurring revenues, license and hardware revenues, overage fees from cloud subscriptions and contracted professional services from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to identify trends in economic conditions. In addition to revenues, management reviews costs of revenue, operating expenses and staffing levels to ensure we are controlling costs. We also regularly examine operating cash flow and free cash flow (as defined below). Trends in revenue, operating expenses and net income or loss will affect cash flow, as will other factors such as cash collections on accounts receivables, cash used for vendor payments and capital expenditures. For additional discussions regarding trends, see "Revenue and Business Highlights," "Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015" and "Liquidity and Capital Resources" below.

Our management monitors diluted earnings per share ("EPS"), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America ("GAAP"). In addition to measures based on GAAP, our management monitors non-GAAP performance measures including operating income and margin, net income and EPS to analyze our business and also reviews Adjusted EBITDA. These non-GAAP measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. We calculate Adjusted EBITDA by adding back the following items to net loss: depreciation; amortization; interest expense, net; income tax expense; stock-based compensation expense; certain acquisition-related expenses; and other expense, which consists primarily of foreign exchange gains and losses. The other non-GAAP performance measures include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments, exclude non-cash stock-based compensation expense, certain acquisition-related expenses, the amortization of certain intangible assets related to acquisitions and the amortization of debt discounts and issuance costs and adjust for non-GAAP income tax expense. Stock-based compensation expense, amortization of intangibles related to acquisitions, and amortization of debt discounts and issuance costs are non-cash. Non-GAAP income tax expense is pro forma, and is calculated as 40% of non-GAAP (loss) income before taxes. We believe that the presentation of these non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to management and investors regarding financial and business trends related to our core results of operations. Further, our management believes that these non-GAAP measures improve management's and investors' ability to compare our financial performance with other companies in the technology industry. Finally, our management also reviews financial statements that include these non-GAAP measures for its internal budgets.

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

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss, as reported	$(5,427)	$(9,752)	$(28,838)	$(18,295)
Purchase accounting adjustments:
Increase to revenues	—	2	2	8
Reduction of operating expenses:
Customer relationships	398	387	1,177	1,171
Acquired technology	186	178	558	532
Non-compete agreements	30	53	90	159
Acquisition-related expenses	1,649	—	1,649	1
Total	2,263	620	3,476	1,871
Non-cash stock-based compensation expense:
Costs of recurring revenues	426	462	1,291	1,405
Costs of license and hardware revenues	14	22	69	65
Costs of services revenues	253	183	795	476
Sales and marketing	1,552	1,199	3,917	2,914
Research and development	1,595	1,663	4,989	3,445
General and administrative	1,151	1,218	3,027	3,311
Total	4,991	4,747	14,088	11,616
Amortization of debt discount and issuance costs	1,646	1,535	4,856	2,047
Non-GAAP income tax expense adjustment	(1,604)	1,899	3,017	1,254
Non-GAAP net income (loss)	$1,869	$(951)	$(3,401)	$(1,507)

Operating loss, as reported	$(3,960)	$(6,182)	$(22,035)	$(14,714)
Purchase accounting adjustments	2,263	620	3,476	1,871
Non-cash stock-based compensation expense	4,991	4,747	14,088	11,616
Non-GAAP operating income (loss)	$3,294	$(815)	$(4,471)	$(1,227)

Diluted loss per share, as reported	$(0.25)	$(0.45)	$(1.30)	$(0.85)
Purchase accounting adjustments	0.10	0.03	0.15	0.09
Non-cash stock-based compensation expense	0.23	0.22	0.64	0.54
Amortization of debt discount and issuance costs	0.07	0.07	0.22	0.09
Non-GAAP income tax expense adjustment	(0.07)	0.09	0.14	0.06
Non-GAAP diluted income (loss) per share	$0.08	$(0.04)	$(0.15)	$(0.07)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(5,427)	$(9,752)	$(28,838)	$(18,295)
Depreciation	3,918	4,359	12,535	12,586
Amortization	3,552	2,860	9,754	5,664
Interest expense, net	1,453	1,963	5,018	2,405
Income tax expense	(358)	1,183	750	193
Stock-based compensation expense	4,991	4,747	14,088	11,616
Acquisition-related expenses	1,649	—	1,649	1
Other expense	372	424	1,035	983
Adjusted EBITDA	$10,150	$5,784	$15,991	$15,153

	Nine Months Ended September 30,
	2016	2015
Reconciliation of Operating Cash Flow to Free Cash Flow
Operating cash flow	$32,025	$12,605
Capital expenditures	(5,937)	(14,470)
Capitalized software	(3,175)	(13,849)
Free cash flow	$22,913	$(15,714)

Revenue and Business Highlights

The table below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2015, 2014 and 2013 and the percentage change over the prior year period.

Period	Revenues	Year-over-Year Growth %
Three Months Ended:
September 30, 2016	$110.4	13%
June 30, 2016	108.8	13
March 31, 2016	99.3	11
December 31, 2015	107.7	16
September 30, 2015	97.4	9

Year Ended December 31:
2015	$390.9	15%
2014	341.3	7
2013	318.2	34

Geographic Mix

The following table shows the percentage of revenues derived from each of our geographic regions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Americas	66%	68%	67%	68%
Europe, Middle East and Africa	20	20	20	20
Asia-Pacific	14	12	13	12

Foreign Currency Impact on Revenues and Profitability

Due to the continued strengthening of the US dollar against international currencies, we recognized $500,000 and $3.4 million less in revenue for the three and nine months ended September 30, 2016, respectively, than we would have utilizing foreign exchange rates in effect during the prior year periods. Since we operate in many international locations, the year-over-year change in foreign exchange rates positively impacted the expenses we recorded for the three and nine months ended September 30, 2016, resulting in a net negative impact on operating income of $105,000 and $481,000 for the three and nine months ended September 30, 2016, respectively.

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

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

Revenues

Our revenues include: (i) recurring revenues; (ii) license and hardware revenues; and (iii) services revenues. These revenues are generated through direct sales to customers and through our partner channels.

Recurring revenues include subscription revenues from our implemented cloud offerings and support fees from on-premises license agreements. The support fees are recognized over the support period, generally between one and three years. Cloud subscriptions have historically been for periods of up to five years; however, beginning in 2015, we began offering one year contracts for our CaaS offering and annual and month-to-month contracts for our PureCloud offering. These shorter contract lengths are designed to simplify the contracting process and accelerate sales cycles.

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

			Percent of Total Revenues		Increase or (Decrease)
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016 vs. 2015

	($ in thousands)
Recurring	$73,058	$59,228	66.2%	60.8%	23%
License and hardware	23,329	22,668	21.1	23.3	3
Services	14,020	15,473	12.7	15.9	(9)
Total revenues	$110,407	$97,369			13

			Percent of Total Revenues		Increase or (Decrease)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016 vs. 2015

	($ in thousands)
Recurring	$203,393	$167,286	63.9%	59.1%	22%
License and hardware	74,409	71,299	23.4	25.2	4
Services	40,677	44,590	12.7	15.7	(9)
Total revenues	$318,479	$283,175			12

Recurring Revenues

The breakdown of recurring revenues was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	($ in thousands)		($ in thousands)
Support fees	$36,548	$33,291	$105,831	$98,389
Cloud subscriptions	36,510	25,937	97,562	68,897
Total	$73,058	$59,228	$203,393	$167,286

Cloud subscription revenues increased 41% and 42%, respectively, between the three and nine month periods in 2016 and 2015. These increases were due to new customer implementations, upgrades and additional subscriptions from or usage by existing customers. Our support fees increased with the continued growth of our installed base of on-premises customers. Renewal rates were consistent between the 2016 and 2015 periods. The average sales price per user for our cloud offerings varies from period to period, but remained consistent during the 2016 and 2015 periods.

Our unbilled future cloud subscription user revenues were $257.7 million and $305.6 million as of September 30, 2016 and 2015, respectively.  These unbilled cloud subscription revenues are not included in deferred revenues on our balance sheet, but represent the remaining minimum value of non-cancellable agreements that have not been invoiced to the customer. Unbilled future cloud subscription revenues decreased year-over-year because the subscriptions for our CaaS offering have primarily been one year in length since the beginning of 2015, compared to contracts that were historically three to five years in length prior to 2015. Additionally, in 2015, we began offering PureCloud, which are typically month-to-month contracts.

License and Hardware Revenues

License and hardware revenues increased during both the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to the recognition of a significant contract received during the third quarter of 2016 and also, for the nine months ended September 30, 2016, the recognition of a significant contract received during the second quarter of 2016.

Services Revenues

Services revenues decreased during both the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to more services being delivered by our partners as well as the increase in PureCloud subscriptions as a percentage of our total sales. As cloud subscriptions, particularly PureCloud, continue to become a greater percentage of our total sales, our services revenues may continue to decline because our cloud subscriptions require less professional services than our on-premises and single-tenant cloud offerings.

Costs of Revenues

Our costs of revenues include the costs of:  (i) recurring revenues; (ii) license and hardware revenues; and (iii) services revenues.

Costs of recurring revenues consist primarily of compensation expenses for technical support personnel as well as costs associated with deploying our cloud offerings. Some costs related to our cloud offerings, such as equipment costs, are recognized over time, but others, such as compensation and travel-related expenses, are recognized as incurred.  Some of these costs are fixed while others are variable based on usage and call volume. Our recurring revenue margin has improved throughout 2015 and the first nine months of 2016 as this portion of our business has scaled and we have implemented operational efficiencies throughout our infrastructure.

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

Costs of services revenues consist primarily of compensation expenses for our professional services and educational personnel.

			Percent of Total Revenues		Increase
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016 vs. 2015

	($ in thousands)
Recurring	$21,799	$21,626	19.7%	22.2%	1%
License and hardware	6,074	5,777	5.5	5.9	5
Services	11,437	11,318	10.4	11.6	1
Total cost of revenues	$39,310	$38,721			2
Recurring revenue gross margin	70.2%	63.5%
License and hardware revenue gross margin	74.0%	74.5%
Services revenue gross margin	18.4%	26.9%

			Percent of Total Revenues		Increase or (Decrease)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016 vs. 2015

	($ in thousands)
Recurring	$67,000	$59,623	21.0%	21.1%	12%
License and hardware	18,088	18,858	5.7	6.7	(4)
Services	34,377	34,083	10.8	12.0	1
Total cost of revenues	$119,465	$112,564			6
Recurring revenue gross margin	67.1%	64.4%
License and hardware revenue gross margin	75.7%	73.6%
Services revenue gross margin	15.5%	23.6%

Costs of Recurring Revenues

Costs of recurring revenues were flat year-over-year, despite increased recurring revenues during the three months ended September 30, 2016 compared to the same period in 2015, as a result of increased efficiencies in our CaaS operations. Costs of recurring revenues increased during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to increased amortization of capitalized development costs related to our PureCloud Platform. We amortized $5.2 million of PureCloud development costs during the nine months ended September 30, 2016, compared to $2.1 million during the same period in 2015. Costs of recurring revenues also increased during both comparative periods as a result of increased third party services, which included our use of AWS to support our PureCloud offering. The gross margin on recurring revenue increased during both comparative periods due to increased efficiencies in our CaaS operations as the business continued to scale.

Costs of License and Hardware Revenues

Costs of license and hardware revenues remained relatively consistent during both the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. Our license and hardware revenue gross margin increased during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to a $2.1 million reduction to our accrual related to the royalty agreement with Avaya, Inc. ("Avaya") recorded in the second quarter of 2016 due to a change in our estimate of our expected liability, which resulted in a reduction to costs of license and hardware revenues for the nine months ended September 30, 2016.

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

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	($ in thousands)		($ in thousands)
Gross profit	$71,097	$58,648	$199,014	$170,611
Change from prior period	21%	9%	17%	15%
Gross margin	64.4%	60.2%	62.5%	60.2%

Gross margin increased during the three and nine months ended September 30, 2015 compared to the same periods in 2015 primarily due to improvement in cloud subscriptions gross margins resulting from increased efficiencies in our CaaS operations as the business has continued to scale.

Operating Expenses

Our operating expenses include the costs for: (i) sales and marketing; (ii) research and development; and (iii) general and administrative operations.

Sales and marketing expenses primarily include compensation, travel and promotional costs related to our sales, marketing, client success and channel management operations for our on-premises and cloud deployments. We expect these expenses to increase marginally in future periods as we continue to develop our inside sales organization and increase expenses for lead generation and digital marketing efforts. These expectations may change if the merger is consummated.

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

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as costs for legal and other professional fees and bad debt. We expect general and administrative expenses will increase for the full year 2016 compared to the full year 2015 as we continue to incur additional professional and legal costs related to the merger.

			Percent of Total Revenues		Increase
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016 vs. 2015

	($ in thousands)
Sales and marketing	$36,637	$32,400	33.2%	33.3%	13%
Research and development	23,954	20,536	21.7	21.1	17
General and administrative	14,466	11,894	13.1	12.2	22
Total operating expenses	$75,057	$64,830			16

			Percent of Total Revenues		Increase
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016 vs. 2015

	($ in thousands)
Sales and marketing	$110,881	$97,384	34.8%	34.4%	14%
Research and development	69,976	51,067	22.0	18.0	37
General and administrative	40,192	36,874	12.6	13.0	9
Total operating expenses	$221,049	$185,325			19

Sales and Marketing

Sales and marketing expenses increased in both comparative periods primarily due to increases in compensation and other related expenses resulting from sales staffing increases. Additionally, for the nine months ended September 30, 2016 compared to the same period in 2015, we increased our sales and marketing efforts for our PureCloud products, which included additional expenditures related to digital marketing and lead generation, and also incurred increased costs associated with our annual Interactions conference.

Research and Development

Research and development expenses increased in both comparative periods primarily due to lower capitalization of development costs for our PureCloud Platform. During the three and nine months ended September 30, 2016, we capitalized $300,000 and $1.5 million, respectively, of costs related to the development of the PureCloud Platform, compared to the capitalization of $900,000 and $11.7 million during the same periods in 2015. These increases were also due to increases in compensation expenses resulting from staffing increases as well as increased utilization of AWS to support the PureCloud Platform development.

General and Administrative

General and administrative expenses increased in both comparative periods primarily due to $1.6 million of professional and legal fees incurred during the third quarter of 2016 associated with the merger.

Other Expense:

Interest Expense, net

Interest expense, net, consists of interest expense related to the Notes we issued in May 2015 partially offset by interest earned from investments, receivables and interest-bearing cash accounts. Other income, which was not material in any periods reported, is also included.

Interest expense, net breakdown	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	($ in thousands)		($ in thousands)
Interest expense(1)	$(2,135)	$(2,020)	$(6,337)	$(2,766)
Interest income on investments	322	169	922	254
Interest income on receivables	360	7	426	127
Other expense	—	(119)	(29)	(20)
Total interest expense, net	$(1,453)	$(1,963)	$(5,018)	$(2,405)
______

(1)	Includes the interest accrual for the semi-annual coupon payment and amortization of the debt discount and issuance costs, all which are related to the Notes.

We invest in longer term investments with maturities up to three years to increase our overall yield on investments and monitor the allocation of funds in our investment accounts to maximize our return on investment within our established investment policy. We do not invest in subprime assets.

Return on investments	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	($ in thousands)		($ in thousands)
Cash, cash equivalents and investments (average)	$207,310	$182,312	$202,933	$120,707
Interest income on investments(1)	322	169	922	303
Return on investments	0.16%	0.09%	0.45%	0.25%
______

(1)
Interest income on investments during the nine months ended September 30, 2015 excludes a one-time adjustment to interest income. This amount has been excluded in order to reflect the actual return on investments earned during the period.

The increase in interest income for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was primarily due to an increase in interest rates on the investment vehicles that we utilized, as well as the investment of proceeds obtained through our Notes issuance in the second quarter of 2015. We continue to review our investment options in an effort to increase our interest income while keeping our risk of losing principal to a minimum.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	($ in thousands)		($ in thousands)
Other expense	$(372)	$(424)	$(1,035)	$(983)

Other expense decreased during the three months ended September 30, 2016 compared to the same period last year due to increased foreign currency gains on unhedged exposures. Other expense increased during the nine months ended September 30, 2016 compared to the same period last year primarily due to to the revaluation of cash in Venezuela, partially offset by increased foreign currency gains on unhedged exposures. We regularly review our foreign currency exposures for inclusion in our hedging program.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	($ in thousands)		($ in thousands)
Income tax benefit (expense)	$358	$(1,183)	$(750)	$(193)

Our effective tax rate, without the effect of discrete items, for the three and nine months ended September 30, 2016 was (12.8)% and (6.6)%, respectively, compared to (12.7)% and (10.0)%, respectively, for the same periods in 2015. This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations and certain income tax credits. During the three and nine months ended September 30, 2016, we recorded $1.1 million of benefit related to discrete items, including $1.0 million related to the release of our Brazilian valuation allowance. During the three months ended September 30, 2015, we recorded $101,000 of expense related to discrete items. During the nine months ended September 30, 2015, we recorded a net credit of $1.6 million related to discrete items, including a net credit of $1.9 million recorded during the first quarter of 2015 to correct an error in our valuation reserve for deferred tax assets. With the effects of these discrete items, our effective tax rate was 6.2% and (2.7)% for the three and nine months ended September 30, 2016, compared to (13.8)% and (1.1)% for the three and nine months ended September 30, 2015, respectively.

Foreign Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	($ in thousands)		($ in thousands)
Foreign subsidiary net income before taxes	$2,487	$977	$3,318	$2,679
Foreign tax expense	(269)	(226)	(799)	(626)

Our foreign effective tax rates for the nine months ended September 30, 2016 and 2015 were 24.1% and 23.4%, respectively. No discrete items were recorded for the three or nine months ended September 30, 2016. The impact of our foreign effective income tax rates could become material as we expand our operations in foreign countries and calculate foreign income taxes based on operating results in those countries.

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

We determine our liquidity by combining cash and cash equivalents and short-term and long-term investments as shown in the table below. During the second quarter of 2015, we sold $150 million aggregate principal amount of the Notes. We used approximately $12.8 million of the net proceeds from the offering to pay the cost of the capped call transactions entered in connection with the pricing of the Notes. We intend to use the remainder of the net proceeds from the offering of the Notes for working capital and other general corporate purposes. Based on our current expectations, we believe that our current liquidity position will be sufficient to satisfy our working capital requirements and current or expected obligations associated with our operations for the foreseeable future. Our largest potential capital outlay in the future is expected to be related to purchases of information technology equipment and facility buildouts.

	September 30, 2016	December 31, 2015

	($ in thousands)
Cash and cash equivalents	$121,349	$94,808
Short-term investments	48,938	64,182
Long-term investments	46,085	30,503
Total liquidity	$216,372	$189,493

As of September 30, 2016, Interactive Intelligence Group, Inc. held a total of $7.5 million in its various foreign bank accounts and its foreign subsidiaries held a total of $31.2 million in their various bank accounts. The temporary difference related to unremitted earnings of our foreign affiliates as of September 30, 2016, that have not been subject to U.S. income taxation as dividends and are indefinitely invested outside the United States, was $34.1 million. If we were to repatriate all of those earnings to Interactive Intelligence Group, Inc. in the form of dividends, the incremental U.S. federal income tax, net of applicable foreign tax credits, would be $6.2 million.

The following table shows the U.S dollar equivalent of our foreign account balances for the stated periods:

	September 30, 2016	December 31, 2015

	($ in thousands)
Euro	$14,600	$10,952
Canadian dollar	10,859	6,645
Australian dollar	4,349	1,947
British pound	2,695	3,761
South African rand	1,924	1,966
New Zealand dollar	1,354	1,654
Brazilian real	1,343	247
Other foreign currencies	1,612	4,165
Total	$38,736	$31,337

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2016	2015

	($ in thousands)
Beginning cash and cash equivalents	$94,808	$36,168
Cash provided by operating activities	32,025	12,605
Cash used in investing activities	(8,853)	(88,480)
Cash provided by financing activities	3,369	132,751
Ending cash and cash equivalents	$121,349	$93,044
Days sales outstanding (DSO)	75	85

Cash flow provided by operations was $32.0 million during the first nine months of 2016 compared to $12.6 million during the same period in 2015. Cash flow provided by operations consists of our earnings adjusted for various non-cash expenses, such as depreciation and amortization, as well as balance sheet changes. Our cash flow from operations during the first nine months of 2016 compared to 2015 was primarily affected by our changes in accounts receivable, which provided more operating cash flow during the first nine months of 2016 compared with the same period in 2015, primarily due to strong collections during the first and third quarters of 2016.

Cash used in investing activities decreased approximately $79.6 million in the first nine months of 2016 compared to the same period in 2015, primarily due to an increase in net sales of available-for-sale investments of $60.3 million, a $10.7 million decrease in our investment in capitalized software and an $8.5 million decrease in cash used to purchase property, plant and equipment.

Cash provided by financing activities decreased $129.4 million in the first nine months of 2016 compared to the same period in 2015 primarily due to the issuance of the Notes during the second quarter of 2015.

Contractual Obligations

As of September 30, 2016, our purchase obligations increased $14.3 million and our operating lease obligations decreased $8.2 million from the amounts disclosed in the contractual obligations table in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. The contractual obligations table as of September 30, 2016, which reflects the increased purchase obligations, decreased operating lease obligations and other immaterial changes, is set forth below (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Convertible notes	$157,500	$1,875	$3,750	$151,875	$—
Capital lease obligations	1,101	759	342	—	—
Operating lease obligations	84,131	3,569	21,541	17,088	41,933
Purchase obligations	26,080	19,919	6,161	—	—
	$268,812	$26,122	$31,794	$168,963	$41,933
Other long-term liabilities (uncertain timing of future payments)	$138
	$268,950

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

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table above, we have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of September 30, 2016.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the Euro, Canadian dollar, Australian dollar, British pound, New Zealand dollar, South African rand and Brazilian real, among others. However, as a majority of the sales we receive are denominated in United States dollars, a strengthening of the dollar could make our product offerings more expensive and less competitive in foreign markets. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may price our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations could have a greater impact on us and may have an adverse effect on our results of operations. As of September 30, 2016, we had outstanding hedging arrangements for the Euro, Japanese yen, South African rand and United States Dollar. For the three and nine months ended September 30, 2016, we recorded foreign currency losses of $284,000 and $1.5 million, respectively, primarily due to the revaluation of cash in Venezuela.

For the three and nine months ended September 30, 2016, approximately 24% and 23% of our revenues and 17% and 16% of our expenses, respectively, were denominated in a foreign currency. As of September 30, 2016, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or (losses), consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $14.8 million. A 10% change in foreign currency exchange rates would have changed the carrying value of these net assets by approximately $1.5 million as of September 30, 2016, with a corresponding foreign currency gain (loss) recognized in our condensed consolidated statements of operations, if not hedged.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of up to three years and are diversified among security types. The carrying value of these securities approximates market value. These securities bear interest at fixed interest rates. Based on the weighted average maturities of the investments, if market interest rates were to increase by 100 basis points from the level at September 30, 2016, the fair value of our portfolio would decrease by approximately $1.1 million.

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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under "Litigation Related to the Merger" and "Other Legal Proceedings” in Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

We may not consummate our proposed merger with Genesys within the timeframe or in the manner we anticipate, or at all, which could negatively affect our business and our stock price.
On August 30, 2016, we entered into an Agreement and Plan of Merger (the "merger agreement") with Genesys Telecommunications Laboratories, Inc., a California corporation ("Genesys"), Giant Merger Sub Inc., an Indiana corporation and a wholly owned subsidiary of Genesys ("Merger Sub"), and, solely for the purposes of Section 5.16 of the merger agreement, Greeneden Lux 3 S.àR.L., a societe a responsabilite limitee under the laws of Luxembourg, Greeneden U.S. Holdings I, LLC, a Delaware limited liability company, and Greeneden U.S. Holdings II, LLC, a Delaware limited liability company, pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Genesys (the "merger").
We can provide no assurance that the merger will be consummated or consummated within the timeframe or in the manner currently anticipated. There are a number of risks surrounding the merger, including, among other things, (a) the occurrence of any event, change, or other circumstances that could give rise to the termination of the merger agreement, including a termination under circumstances that would require us to pay a termination fee of $43.0 million and (b) the failure by Genesys and its affiliates to obtain the debt financing contemplated in the debt commitment letter entered into in connection with the merger agreement, or alternative financing, as applicable, or the failure of any such financing to be sufficient to consummate the merger and the other transactions contemplated by the merger agreement, which, in certain instances, could result in our only viable recourse being to pursue payment of the reverse termination fee by Genesys.
Consummation of the merger is subject to various conditions, including, (i) the approval of the merger agreement by at least a majority of the outstanding shares of our common stock entitled to vote on the proposal, (ii) the absence of any injunction or order by any court of competent jurisdiction that prohibits the consummation of the merger and the absence of any law that prohibits or makes illegal the consummation of the merger, (iii) if a request by the Committee on Foreign Investment in the United States ("CFIUS") occurs prior to the effective time, the obtaining of CFIUS clearance, (iv) the accuracy of the other party’s representations and warranties in the merger agreement, subject to certain qualifications, (v) the other party’s material performance of and compliance with its covenants contained in the merger agreement and (vi) in the case of Genesys’ obligations, there having been no material adverse effect with respect to the Company since August 30, 2016. There can be no assurance that approval of our shareholders will be obtained, that the other conditions to the consummation of the merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the merger. Subject to certain limitations, either party may terminate the merger agreement if the merger is not consummated by January 31, 2017. If the merger is not consummated, the price of our common stock may change to the extent that the current market price of our common stock may reflect an assumption that the merger will be consummated.

Pending the consummation of the merger, the merger agreement also restricts us from engaging in certain actions without Genesys’ consent, which could prevent us from pursuing opportunities that may arise prior to the effective time of the merger. Any delay in consummating or a failure to consummate the merger could have a negative impact on our business and stock price as well as our relationships with our customers, suppliers or employees, and could also have a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. In addition, if the merger agreement is terminated, depending on the circumstances giving rise to termination, we may be required to pay a termination fee of $43.0 million.
Our financial condition, results of operations and cash flows could be adversely impacted as a result of the merger.
The merger may cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows, regardless of whether the merger is consummated. For example:

•	the attention of our management and our employees may be directed to merger-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and recruit key employees; and

•
customers, suppliers or other parties with whom we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, significant costs, fees and expenses for professional services and other costs related to the merger agreement and the merger, and many of these costs, fees and expenses are payable by us regardless of whether or not the merger is consummated.

Item 6. Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of August 30, 2016, by and among the Company, Genesys Telecommunications Laboratories, Inc., Giant Merger Sub Inc. and, solely for the purposes of Section 5.16 of the merger agreement, Greeneden Lux 3 S.àR.L., Greeneden U.S. Holdings I, LLC and Greeneden U.S. Holdings II, LLC*	8-K	2.1	8/31/2016

3.1	Articles of Incorporation of the Company, as currently in effect	S-4/A (Registration No. 333-173435)	Annex II to the Proxy Statement / Prospectus	4/27/2011

3.2	Amended By-Laws of the Company, as currently in effect	8-K	3.1	8/31/2016

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following materials from Interactive Intelligence Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting language):  (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statement of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements
X

* Pursuant to Item 601(b)(2) of Regulation S-K, the schedules identified therein have been omitted and will be furnished supplementally to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence Group, Inc. (Registrant)

Date: November 4, 2016	By: /s/ Ashley A. Vukovits
Ashley A. Vukovits Chief Financial Officer, Senior Vice President of Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)